Form 10QSB
period 1996-06-30
ADVANCED FINANCIAL INC
filed 1996-08-14
CIK 823314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------



                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934





                  For the Quarter ended: Commission file number
                              June 30, 1996 0-19485



                            ADVANCED FINANCIAL, INC.
                 (Name of small business issuer in its charter)




          DELAWARE                                          84-1069416
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

5425 Martindale, Shawnee, KS                                   66218
(Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number (913) 441-2466
                          -----------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
    -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 15, 1996: 4,255,476

                              Advanced Financial, Inc.


                         PART I - FINANCIAL INFORMATION

                                     ITEM 1.

                                    Page - 2

                                      ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                        Condensed Consolidated Balance Sheets
                                          June 30, 1996 and March 31, 1996



                     Assets
                     ------

                                                                      June 30, 1996              March 31, 1996
                                                                      -------------              --------------
                                                                       (unaudited)
  Cash and investments                                                $          --                   585,643
  Mortgage servicing advances and accounts receivable                       530,826                   520,620
  Property and equipment, net                                             1,645,012                 1,718,355
  Mortgage loans held for sale                                           13,708,717                10,110,747
  Mortgage loans held for investment                                         87,324                    94,932
  Purchased mortgage servicing rights, net                                2,022,119                 2,440,280
  Excess of cost over fair value of assets acquired, net                    512,120                   524,798
  Prepaid expenses                                                          150,975                   191,442
  Deferred income taxes                                                     440,000                   440,000
  Other investment                                                          221,542                   235,800
  Receivable from related party                                              65,000                   190,000
  Other                                                                     297,267                   260,899
                                                                         ----------                ----------
  Total assets                                                         $ 19,680,902                17,313,516
                                                                       ============                ==========

                 Liabilities
                 -----------

  Accounts payable and accrued expenses                                $  2,373,071                 2,507,103
  Checks outstanding in excess of bank balance                              194,537                         -
  Settlement liabilities on purchased mortgage
  Notes payable                                                          16,338,905                 13,412,419
  Capitalized lease obligations                                             358,190                    415,665
                                                                       ------------                 ----------
  Total liabilities                                                    $ 19,264,703                 16,335,187
                                                                       ------------                 ----------

              Stockholders' Equity
              --------------------

 Preferred stock, Series B, $.005 par value.
  10,000,000 shares authorized; 372,000
  shares issued and outstanding                                               1,860                      1,860
 Common stock, $.001 par value. 25,000,000
  shares authorized; 4,125,476 shares issued
  and outstanding                                                             4,256                      4,256
 Paid-in capital                                                          8,877,493                  8,877,493
  Deficit                                                                (8,026,065)               (7,463,935)
                                                                         ----------                 ----------
                                                                            857,544                  1,419,674
  Treasury stock, 99,869 shares of common
    stock at cost                                                          (441,345)                  (441,345)
                                                                        -----------                 ----------
  Total stockholders' equity                                                416,199                    978,329
                                                                        -----------                 ----------

  Total liability and stockholders' equity                             $ 19,680,902                 17,313,516
                                                                       ============                 ==========

See accompanying notes to condensed consolidated financial statements.


                                                        Page - 3



                                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                Condensed  Consolidated  Statements  of Operations
                                      For the three  month  periods  ended
                                        June 30, 1996 and June 30, 1995



                                                        June 3O, 1996            June 3O, 1995
                                                        -------------            -------------
                                                         (unaudited)              (unaudited)

Revenues:
  Servicing fee income                                   $  528,960                 635,451
  Other fee income                                          183,690                 236,021
  Gain on sale of mortgage loans                            694,112                 513,968
  Gain on sale of servicing rights                                -                  99,759
  Interest income                                           240,280                 100,953
  Other income                                               15,443                  14,043
                                                          ---------               ---------
           Total operating revenues                       1,662,485               1,600,195
                                                          ---------               ---------
Expenses:
  Servicing expense                                         139,581                 313,830
  Personnel                                               1,019,983                 867,581
  General and administrative                                398,791                 457,558
  Interest expense                                          222,189                 153,301
  Depreciation and amortization                             373,548                 450,427
  Loss on sale of servicing rights                           13,482                       -
  Other                                                      57,041                  44,852
                                                          ---------               ---------
           Total operating expenses                       2,224,615               2,287,549
                                                          ---------               ---------

Loss before income taxes                                   (562,130)               (687,354)

Income tax (expense) benefit                                      -                       -
                                                          ---------               ---------

           Net loss                                        (562,130)               (687,354)
                                                           ========                ========

Weighted average shares outstanding                       3,819,563               3,775,600
                                                          =========               =========

Loss per common share:

   Primary                                                $   (0.15)                  (0.19)
                                                          =========               =========


   Fully diluted                                          $   (0.15)                  (0.19)
                                                          =========                   =====




See accompanying notes to condensed consolidated financial statements.




                                           Page - 4

                                          ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                                       Condensed Consolidated Statements of Cash Flows
                                 For the three month  periods  ended June 30, 1996 and June 30, 1995

                                                               June 30, 1996        June 30, 1995
                                                               -------------        -------------
                                                                (unaudited)          (unaudited)



Net cash (used in) provided by operating activities            $ (3,864,476)          (7,508,946)

Cash  fows  from  investing   activiies:
 Acquisition  of  property and equipment                             27,272                1,275
 Proceeds/(Acquisition) of mortgage servicing rights                216,049                    -
 Sale of real estate owned                                                -               15,512
 Acquisition/Principal payments on mortgage
   loans held for investment,net                                      7,608                3,196
                                                               ------------          -----------

       Net cash provided by (used in)
         investing activiies                                        250,928               19,983

Cash flows from fnancing  activities:
 Notes payable,  net                                              2,926,486            6,878,903
 Checks outstanding in excess of bank balance                       194,537              199,807
 Payments on capitalized lease  obligations                         (93,118)             (62,843)
 Payment of peferred dividends                                            -              (39,060)
                                                               ------------          -----------
       Net cash provided by (used in)
          financing activities                                    3,027,905            6,976,807


       Net decrease in cash                                        (585,643)            (512,156)

Cash at beginning of period                                         585,643              512,156
                                                               ------------          -----------
Cash at end of period                                          $          0                    0
                                                               ============          ===========

Supplemental disclosures of cash flows:
  Cash paid for interest                                       $    203,103             153,301
  Cash paid for income taxes                                   $          -                   -
Supplemental disclosures of noncash
  financing and investing activities:
    Property acquired under capital leases                     $          -              24,592
    Receivable recognized for exercise of stock options        $     65,000                   -




See accompanying notes to condensed consolidated financial statements.


                                               Page - 5


                    ADVANCED FINANCIAL, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995

(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     The Company's   financial  statements  include  the  accounts  of  Advanced
        Financial, Inc. (the Company) and its wholly-owned subsidiary AFI Mortgage Corp, formally Continental Mortgage, Inc. (AFI Mortgage). AFI Mortgage is a full service mortgage banking company currently servicing first and second mortgage loans of approximately $438,744,000 as of June 30, 1996.


     The condensed consolidated  financial  statements  have  been  prepared  in accordance with the instructions to Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the company's Form 10-KSB for the year ended March 31, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments considered necessary for fair presentation of financial statements have been reflected herein. The March 31, 1996 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date.





                                    Page - 6

                                     ITEM II

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- ---------------------------------------------------------

     The Company intends to continue its expansion through the implementation of a convenient, low cost and rate competitive national network known as the Desktop Mortgage Loan Origination System (Desktop). The Company's Desktop installations are primarily targeted at respected residential real estate brokerage offices. This market is targeted due to the fact that current mortgage loan production volume is driven by real estate transactions versus refinancing transactions. However, if the market provides for a decrease in interest rates , an active refinancing market will be established through not only such real estate brokers but the placement of terminals with respected mortgage brokers.






ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

GENERAL
- -------

     Advanced Financial, Inc. (the "Company") is a publicly traded Delaware Corporation formed in June 1988. In July 1990 the principals of the Company recognized an opportunity existed in the mortgage servicing industry due to the collapse of the savings and loan industry. On March 29, 1991, the Company was successful in acquiring Creative Financing, Inc. as a wholly owned subsidiary. In 1992, this subsidiary changed its name to Continental Mortgage, Inc. The name was again changed, due to expansion into additional states, to AFI Mortgage, Corp. ("AFIM") in November 1994.

     AFIM is a  mortgage  banking  company  servicing  a  principal  balance  of approximately $439,000,000 mortgages as of June 30 1996 and originating approximately $44.4 million in single family housing mortgages for the quarter ended June 30, 1996. AFIM is a full service residential mortgage company and has all approvals needed to service mortgages for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA). Due to the current size of the servicing portfolio, the Company does not believe it is taking advantage of the economies of scales for cost of servicing to maximize the return on its investment in mortgage servicing rights. Also, the current price the Company is receiving from investors for the servicing rights on originated loan production is strong and beneficial to fund the operations of the Company. As a result, the Company has sold approximately $240,000,000 of its current servicing portfolio to be recorded in the second quarter of fiscal 1997, as well as future servicing rights generated from its own originations, to reduce its outstanding debt and related interest expense and to use any additional capital for expansion of its origination operations.

The Company intends to continue its expansion through the implementation of a convenient, low cost and rate competitive national network known as the Desktop Mortgage Loan Origination System (Desktop). The Company's Desktop installations are primarily targeted at respected residential real estate brokerage offices. This market is targeted due to the fact that current mortgage loan production volume is driven by real estate transactions versus refinancing transactions. However, if the market provides for a decrease in interest rates , an active refinancing market will be established through not only such real estate brokers but the placement of terminals with respected mortgage brokers.



RESULTS OF OPERATIONS
- ---------------------
Quarter Ended June 30, 1996 Compared To The Quarter Ended June 30, 1995
- -----------------------------------------------------------------------

     The Company had operating reven ues of $1,662,485 for the quarter ended June 30, 1996 compared to $1,600,195 for the quarter ended June 30, 1995. Net loss for the quarter ended June 30, 1996 was $562,130 or .15 cents per share primary and fully diluted compared to net loss of $687,354 or .19 cents per share primary and fully diluted for the quarter ended June 30, 1995. Primary earnings per share for the quarter ended June 30, 1995 are calculated after deducting , from net loss, $39,060 paid in preferred stock dividends. No preferred stock dividends were paid in the quarter ended June 30, 1996.

     The decrease in service fee income to $528,960 for the quarter ended June 30, 1996 from $635,451 for the quarter ended June 30, 1995 reflected the decrease in the servicing portfolio to $439,000,000 at June 30, 1996 from $512,000,000 at June 30, 1995. Also, in the first quarter of fiscal 1996, the Company completed the sale and transfer of approximately $4.6 million in second mortgages. A gain of $99,759 was recognized on the sale in fiscal 1996. In the first quarter of fiscal 1997, the Company completed the sale and transfer of approximately $20 million of Citimae loans for a slight loss of $13,482.

                                    Page - 7

     At June 30, 1996, the Company entered into a puchase and sale agreement to sell approximately $240,000,000 of the Company's outstanding servicing portfolio. The related gain of approximately $390,00 will be recognized in the second quarter of fiscal 1997. The actual transfer is also expected to take place during the second quarter of fiscal 1997. The proceeds from the sale are to be used to pay off related indebtedness. The Company continues to evaluate the need to sell its remaining servicing portfolio.

     The decrease in other fee income to $183,690 for the quarter ended June 30, 1996 from $236,021 is also the result fo the decrease in the servicing portfolio to $439,000,000 at June 30, 1996 from $512,000,000 at June 30, 1995.

     Gain on sale of mortgage loans for the quarter ended June 30, 1996 was $694,112 compared to a gain on sale of mortgage loans of $513,968 for the quarter ended June 30, 1995. The gain on sale of mortgages is derived through the sale of loans originated and sold to investors, such as FNMA, FHLMC or GNMA as well as private investors. This gain also includes all servicing released premiums, orgination fee income and is net of all direct origination expenses. The increase is due to the 35 (average over last 18 months) Desktop terminals that are seasoned with time. For the quarter ended June 30, 1996, the Company closed and funded approximately $44 million of retail loan production compared to $21 million for the quarter ended June 30, 1995. As a result of the capital needed to expand the Desktop product as well as other avenues for originations, substantially all loans are being sold servicing released resulting in a premium paid by the purchaser for these loans of approximately 1.25 percent of unpaid principal balance. The Company expects to see continued increased gains on sale of mortgage loans for fiscal 1997 due to the factors described above. The
Company currently has a $17 million credit facility with BankOne, Texas. The Company also has an uncommitted credit facility with Merrill Lynch on a loan by loan basis. These credit facilities allow the Company to fund originations of mortgage loans as well as fund servicing advances.

     The increase in interest income to $240,280 for the quarter ended June 30, 1996 from $100,953 for the quarter ended June 30, 1995 is due to increased loan production to $44 million from $21 million, respectively. The Company also earned interest on its excess compensating balances for the quarter ended June 30, 1996 which were previously used as an earnings credit against the bank analysis fees.

     The Company's total operating expenses for the quarter ended June 30, 1996 were $2,224,615 compared to $2,287,549 for the quarter ended June 30, 1995. Included in the operating expenses for quarter ended June 30, 1995 is expense relating to the State of Washington operations of $274,000. Effective October 1995, the Company sold its two Washington operations to two independent companies.

     The decrease in servicing expense to $139,581 for the quarter ended June 30, 1996 compared to $313,830 for the quarter ended June 30, 1995 is due to reimbursement of approximately $70,000 from claims filed against errors and ommissions insurance for penalties paid by AFIM for delinquent taxes on servicing portfolios transferrred to the Company through purchases.

     The increase in personnel to $1,019,983 for quarter ended June 30, 1996 compared to $867,581 for quarter ended June 30, 1995 is due primarily to the personnel costs related to increased production. With increased production and the growth of the Desktop installations anticipated by managment during fiscal 1997, a decrease in personnel costs is not anticipated.

     The increase in interest expense to $222,189 for quarter ended June 30, 1996 from $153,301 for quarter ended June 30, 1995 is the result of increased loan production to $44 million from $21 million, respectively. The Company has a banking relationship that provides more favorable warehouse interest rates because of compensating escrow balances from the servicing portfolio. With the sale of a portion of the servicing portfolio, the Company will want to make sure the mortgage loans held for sale are shipped to investors timely for funding to ensure the benefit of the positive spread due to the remaining compensating balances.

     In connection with the acquisition of mortgage servicing rights, the Company capitalizes the price paid for the mortgage servicing rights acquired. The resulting asset is amortized on an accelerated basis and evaluated for impairment on a quarterly basis. Amortization for the quarter ended June 30, 1996 was $202,112 compared to $269,341.

     The Company's servicing portfolio is subject to reduction by normal amortization, by sales of servicing rights, by prepayment or by foreclousre of outstanding loans. The value of the Company's loan servicing portfolio my be adversely affected if mortgage interest rates decline and loan prepayments increase. The value is also adversely affected by unanticipated rates of default. Conversely, as mortgage interest rates increase or as rates of deault decrease, the value of the Company's loan servicing portfolio may be positively affected. The weighted average interest rate on the underlying mortgage loans being serviced by the Company at June 30, 1996 was 9.03%. The Company's PMSRs are subject to a great degree of volatility in the event of unanticipated prepayments or defaults. Prepayments or defaults in excess of those anticipated at the time PMSRs are recorded result in decreased future net servicing income. Such decreases in future net servicing income would result in accelerated amortization and/or impairment of PMSRs. The Company's net earnings, future net earnings and liquidity are adversely affected by unanticipated prepayments of the mortgage loans underlying its PMSRs.

                                    Page -8-

     The Company has a net operating loss carryforward for tax purposes of approximately $6.2 million at June 30, 1996. No income tax benefits are recognized for the quarter ended June 30, 1996 or 1995 since a valuation allowance for the same amount would be required under FASB 109. In determing the amount of the valuation allowance, management has relied on a potential tax-planning strategy whereby an unrealized taxable gain in the Company's purchased mortgage servicing rights portfolio could be recognized through the sale of such servicing rights.

FINANCIAL POSITION
- ------------------

     The Company has seen an increase in its total assets and a decrease in stockholders' equity. The Company's total assets were $19,680,902 at June 30, 1996 compared to $17,313,516 at March 31, 1996. The increase is due primarily to the increase in mortgage loans held for sale at June 30, 1996. Stockholders' equity has decreased to $416,199 at June 30, 1996 from $978,329 at March 31, 1996. The decrease is due to the net loss for the quarter ended June 30, 1996. AFIM's net worth is currently satisfactory for those financial institutions purchasing loans from the Company on a servicing release basis. However, AFIM is not currently in compliance with minimum net worth requriements for GNMA and FHA. AFIM plans to increase the net worth to meet both agency requirements through the sale of a portion of the servicing portfolio as well as through additional stock options issued in accordance with a consulting agreement entered into in February 1996, discussed below. To help preserve the net worth, preferred stock dividends have been suspended until the cash flow of the Company permits payment. The preferred stock carries a $.42 per share annual cumulative dividend.

     Management believes that the items noted above will enable the Company to meet its obligations and maintain its financial ratios and balances required by its lenders and investors; however, there are no assurances that the Company will ultimately be able to realize its assets and discharge its liabilites in the normal course of business.

     The mortgage servicing advances and accounts receviable were $530,826 at June 30, 1996 compared to $520,620 at March 31, 1996. The balance is primarily comprised of advances made related to servicing functions. There are some pools in the servicing portfolio that require the servicer to pass on to the investor all pricipal and interest payments regardless of whether the payment has been collected. If customers are delinquent, an advance is required by the Company. As payments are made by borrowers during the month, the advance is repaid to the Company.

     At June 30, 1996, the Company had a $65,000 outstanding receivable from related party compared to $190,000 at March 31, 1996. The receivable which was subsequently collected, resulted from a consulting agreement entered into in February 1996 with four companies. Under the terms of each agreement, the Company is provided with financial and public relations services, including advice concerning marketing surveys, investor profiles and increasing investor awareness of the Company and its products and services. The term of the agreement is six months. As compensation for this service, the Company has granted options to purchase 1,000,000 shares of common stock at $.50 per share. Such options expire in fiscal 1997. The $190,000 is the excercise of the first 380,000 shares.

     The Company had $13,708,717 in mortgage loans held for sale at June 30, 1996 (which were pledged to collateralize the Company's warehouse lines) compared to $10,110,747 at March 31, 1996, which reflects the timing of the sale of the mortgage loans in the secondary market.

     The Company expects its assets to continue to grow as the Company expands its origination business. The Company currently has a $17 million credit facility with Bank One, Texas, and an uncommitted credit facility with Merrill Lynch. As a result, the warehouse lines are in place to accommodate increased loan originations. The Bank One, Texas agreement is up for renewal at August 1996 which time the Company anticipates a review and adjustment of covenants. The Merrill Lynch agreement is an uncommitted line with approval on a loan by loan basis. In fiscal 1996, the Company had a note payable come due of approximately $550,000 secured by a portion of the servicing portfolio currently being sold. Management will repay the note with proceeds from the sale proceeds. The Company's building note is also up for renewal in fiscal 1997 which Management plans to refinance.

     The net decrease in cash of the Company was $585,643 for the quarter ended June 30, 1996. At the end of fiscal 1996, the Company received proceeds from a loan financing of $750,000. The proceeds were used to pay down a taxes and insurance advance line and pay $50,000 down on the working capital line with Bank One. The Company paid an additional $25,000 down on the working capital line during the quarter ended June 30, 1996. With the increase in originated mortgage loans, the related warehouse line was also increased during the quarter ended June 30, 1996. Bank One will not lend 100% of the outstanding loan balance; therefore, the Company must fund the difference. The Company also paid $93,118 in capital lease payments for the purchase of the IBM AS/400, office furniture and Desktop computers and equipment. During fiscal 1997, the Company expects to generate cash through the additional loan originations, the sale of the servicing portfolio and the raising of capital.

                                    Page -9-

PROSPECTIVE TRENDS
- ------------------

     The Company will continue to develop and implement the latest state-of-the-art technologies that will enhance the Company's operations as well as increase productivity. The Company's Management believes that new technologies will be one of the most significant factors in increasing production volume and reducing costs of originating and servicing mortgage loans. Another important factor will be the strategies used to implement these new technologies. The Company believes its strategy of implementing a convenient, low cost national network of Desktop Mortgage Loan Origination Systems will substantially increase the Company's loan originations and ultimately its servicing portfolio.

     A key technology that the Company implemented in the first quarter of fiscal 1997, is the use of Automated Underwriting. Automated Underwriting is the use of artificial intelligence through computer technology to make underwriting and credit decision on residential mortgage loans. The use of automated underwriting will reduce the time needed to process and underwrite a residential mortgage loan from approximately 30 to 45 days to as few as 5 to 14 days. It will also significantly lower the cost of processing and underwriting those loans since the technology will increase the number of loans processed and underwritten per employee.

     To compliment the Desktop sites, the Company will be recruiting loan originators to set up "net branches". The originator, who will be employed by AFIM, will be credited all revenues generated from the loan above the Company's par price which will be netted against all the expenses related to the origination site. The Company feels this is another cost efficient method of originating loans in comparison to the traditional retail branch.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
- ----------------------------------------------

     The Company adopted Statement of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of Loan," during the first quarter of fiscal 1996. This statement requires the accounting by creditors for impairment of certain loans. The impact of adopting the statement on the Company's consolidated financial statements was not material.

     The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to FASB Statement No. 65", during the first quarter of fiscal 1997. The statement generally requires entities that sell or securitize loans to retain the mortgage servicing rights to allocate the total cost of mortgage servicing rights to the loan and the related servicing right based on their relative fair values. Costs allocated to mortgage servicing rights should be recognized as a separate asset and amortized over the period of estimated net servicing income and periodically evaluated for impairment based on fair value. The impact of adopting this statement was not material on the Company's 1997 consolidated financial statements since the Company intends on selling primarily all originated loans servicing released during fiscal 1997.

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" is required for fiscal year beginning April 1,1996. The Statement requires that certain long-lived assets be reviewed for impairment when events or circumstances indicates that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The impact of adopting this Statement on the Company's consolidated financial statements has not been determined by Management.

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," will be adopted by the Company during fiscal year ending March 31, 1997. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. These plans include all arrangements by which employees receive shares of stock or other equity investments of the employer or where an employer issues its equity instruments to acquire goods and services from nonemployees. This statement will require pro forma disclosures of net income and earnings per share as if a new accounting method based on the estimated fair value of employee stock options had been adopted. The Company has not decided if the optional accounting treatment proposed by SFAS No. 123 will be adopted.

                                    Page - 10

                             Advanced Financial, Inc.
                                     PART II



ITEM 1    Legal Proceedings                                    none.

ITEM 2.   Changes in Securities.                               none.

ITEM 3. Defaults upon Senior Securities. The Company decided to postpone the payment of its regular quarterly dividend on its Series "A" Cumulative Convertible Preferred Stock. The dividend will accumulate until such time as the Company has determined that its cash flows have improved enough to sufficiently pay the dividend from the cash flow of its operations. The total arrearage is currently $117,180.

ITEM 4.  Submission Matters to a Vote
         of Securities Holders.                                 none.

ITEM 5.  Other Information                                      none.

ITEM 6.  Exhibits and Reports on Form 8-K


                                    Page - 11

                            Advanced Financial, Inc.


SIGNATURES
- ----------

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED FINANCIAL, INC.
(Registrant)


Dated:  August 5, 1996                      By: /S/   Debbie K. Towery
                                               ---------------------------------
                                                      Debbie K. Towery
                                                      Chief Financial Officer


Dated:  August 5, 1996                      By: /S/   William E. Moffatt
                                                --------------------------------
                                                      William E. Moffatt
                                                      President/Director

                                    Page - 12

                            Advanced Financial, Inc.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED FINANCIAL, INC.
(Registrant)


Dated:   August 5, 1996                         --------------------------------
                                                Debbie K. Towery
                                                Chief Financial Officer


Dated:   August 5, 1996                         --------------------------------
                                                William E. Moffatt
                                                President/Director




                                    Page - 13