Form 10QSB
period 1996-09-30
ADVANCED FINANCIAL INC
filed 1996-11-13
CIK 823314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________



                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934





      For the Quarter ended:                     Commission file number
       September 30, 1996                                 0-19485



                            ADVANCED FINANCIAL, INC.
                 (Name of small business issuer in its charter)




              DELAWARE                                  84-1069416
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

5425 Martindale, Shawnee, KS                              66218
(Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number (913) 441-2466
                          _____________________________


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been  subject to such filing  requirements  for the past 90 days.
Yes  X     No
    -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 30, 1996: 5,913,570

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1.








                                    Page - 2



                               ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                 Condensed Consolidated Balance Sheets
                                 September 30, 1996 and March 31, 1996

              Assets                                      Sept 30, 1996  March 31, 1996
              ------                                      -------------  --------------
                                                           (unaudited)

 Cash and investments                                     $    390,043         585,643
 Mortgage servicing advances and accounts receivable         2,365,634         520,620
 Property and equipment, net                                 1,576,486       1,718,355
 Mortgage bans held for sale                                 9,067,699      10,110,747
 Mortgage bans held for investment                              85,320          94,932
 Purchased mortgage servicing rights, net                      792,754       2,440,780
 Excess of cost over fair value of assets acquired, net        499,441         524,798
 Net receivable from related party                             500,000
 Prepaid expenses                                               98,393         191,442
 Deferred income taxes                                         100,000         440,000
 Other investment                                              206,991         235,800
 Receivable from related party                                 125,000         190,000
 Other                                                         300,021         260,899
                                                          ------------      ----------
 Total assets                                             $ 16,107,782      17,313,516
                                                          ============      ==========

        Liabilities
        -----------

 Accounts payable and accrued expenses                    $  2,865,080       2,507,103
 Notes payable                                              11,696,408      13,412,419
 Capitalized lease obligations                                 295,575         415,665
                                                          ------------      ----------
 Total liabilities                                        $ 14,857,063      16,335,187
                                                          ============      ==========

        Stockholders Equity
        -------------------

 Preferred stock, Series B, $005 par value.
  10,000,000 shares authorized; 372,000 and
  shares issued                                                  1,860           1,860
 Common stock, $001 par value 25,000,000
  shares authorized; 5,894,670 and 3,875,476
  shares, respectively, issued and outstanding                   5,895           4,256
 Paid-in capital                                             9,682,409       8,877,493
 Deficit                                                    (7,998,100)     (7,463,935)
                                                          ------------      ----------
                                                             1,692,064       1,419,674

 Treasury stock, 99,869 and 100,119 shares of
  commonstock,at cost                                         (441,345)       (441,345)
                                                          ------------      ----------
 Total stockholders' equity                                  1,250,719         978,329
                                                          ------------      ----------
 Total liability and stockholders'equity                  $ 16,107,782      17,313,516
                                                          ============      ==========

See accompanying notes to condensed consolidated financial statements.

                                            Page - 3


                   ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
              For the three month periods ended September 30, 1996
                             and September 30, 1995

                                                Sept 30, 1996          Sept 30, 1995
                                                --------------         -------------
Revenues:                                         (unaudited)            (unaudited)

  Servicing fee income                           $  537,563               626,039
  Other fee income                                  218,340               333,348
  Gain on sale of mortgage loans                    845,200               708,015
  Gain on sale of servicing rights                  814,727                    --
  Interest income                                   184,482               188,507
  Other income                                          346                12,928
                                                 ----------            ----------
    Total operating revenues                      2,600,658             1,868,837
                                                 ----------            ----------
Expenses:
  Servicing expense                                 383,782               300,077
  Personnel                                         818,347             1,096,834
  General and administrative                        375,068               478,969
  Interest expense                                  294,416               202,123
  Depreciation and amortization                     346,375               447,955
  Other                                              14,704                30,455
                                                 ----------            ----------
    Total operating expenses                      2,232,692             2,556,413
                                                 ----------            ----------

    Income/(Loss) before income taxes               367,966              (687,576)

Income tax expense                                  340,000                49,350
                                                 ----------            ----------

    Net income/Loss)                             $   27,966              (736,926)
                                                 ==========            ==========

Weighted average shares outstanding               4,437,973             3,777,533
                                                 =========             ==========

Loss per common share:

  Primary                                        $     0.00                 (0.21)
                                                 ==========            ==========

  Fully diluted                                  $     0.00                 (0.21)
                                                 ==========            ==========

See accompanying notes to condensed consolidated financial statements.

                                    Page - 4


                   ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
             For the six month periods ended September 30, 1996 and
                               September 30, 1995

                                             Sept 30, 1996             Sept 30, 1995
                                             -------------             -------------
Revenues:                                     (unaudited)               (unaudited)

  Servicing fee income                        $ 1,066,523                 1,261,490
  Other fee income                                402,030                   569,369
  Gain on sale of mortgage loans                1,539,312                 1,221,983
  Gain on sale of servicing rights                801,245                    99,759
  Interest income                                 424,762                   289,460
  Other income                                     15,789                    26,971
                                              -----------                ----------
    Total operating revenues                    4,949,661                 3,469,032
                                              -----------                ----------

Expenses:
  Servicing expense                               523,363                   613,907
  Personnel                                     1,838,330                 1,964,415
  General and administrative                      773,860                   936,527
  Interest expense                                516,605                   355,424
  Depreciation and amortization                   719,923                   898,382
  Other                                            71,745                    75,307
                                              -----------                ----------
    Total operating expenses                    4,443,826                 4,843,962
                                              ===========                ==========

    Gain/(Loss) before income taxes              (194,165)               (1,374,930)

Income tax expense                                340,000                    49,350
                                              -----------                ----------

    Net loss                                  $  (534,165)                (1,424280)
                                              ===========                ==========

Weighted average shares outstanding             3,988,797                 3,776,868
                                              ===========                ==========

Loss per common share:

  Primary                                     $     (0.15)                    (0.40)
                                              ===========                ==========

  Fully diluted                               $     (0.15)                    (0.40)
                                              ===========                ==========


See accompanying notes to condensed consolidated financial statements.

                                    Page - 5

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
        For the six month periods ended Sept 30, 1996 and Sept 30, 1995


                                                             Sept 30, 1996        Sept 30, 1995
                                                             -------------        -------------
                                                              (unaudited)          (unaudited)

Net cash provided by (used in) operating activities          $ (1,220,286)         (8,061,117)

Cash flows from  investing  activities:
  Acquisition  of property and  equipment                         (10,229)             70,322
  Purchase of real estate owned                                        --                  --
  Proceeds from sale of mortgage servicing rights               2,054,848                  --
  Acquisition/Principal payments on mortgage loans
   held for investment,net                                          9,612               6,759
                                                              -----------          ----------
      Net cash used in investing activities                     2,054,231             119,341

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                     806,556                  --
  Notes payable, net                                           (1,716,011)          7,624,082
  Payments on capitalized lease obligations                      (120,090)           (113,299)
  Payment of preferred dividends                                       --             (78,120)
                                                              -----------          ----------
      Net cash provided by (used in) financing activities      (1,029,545)          7,432,663

      Net increase (decrease) in cash                            (195,600)           (509,113)

Cash at beginning of period                                       585,643             512,156
                                                              -----------          ----------
Cash at end of period                                         $   390,043               3,043
                                                              ===========          ==========

Supplemental disclosures for cash flow:
   Cash paid for interest                                     $   358,387             306,122
   Cash paid for taxes                                                 --                  --

Supplemental disclosures of noncash
  financing and investing activities:
    Property acquired under capital leases                    $        --              24,592
    Receivable recognized for exercise of stock options       $   124,000                  --
    Receivable recognized for issue of stock                  $   500,000                  --

See accompanying notes to condensed consolidated financial statements.

                                    Page - 6

                    ADVANCED FINANCIAL, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           September 30, 1996 and 1995

(1)  Organization and Summary of Significant Accounting Policies

     The Company's financial statements include the accounts of Advanced Financial, Inc. (the Company) and its wholly-owned subsidiary AFI Mortgage Corp, formally Continental Mortgage, Inc. (AFI Mortgage). AFI Mortgage is a full service mortgage banking company currently servicing first and second mortgage loans of approximately $183,307,000 as of September 30, 1996.


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



                                    Page - 7

                                     ITEM II



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

GENERAL
-------

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

     AFIM is a mortgage banking company servicing a principal balance of approximately $183,000,000 mortgages as of September 30, 1996 and originated approximately $78 million in single family housing mortgages for the six months ended September 30, 1996. AFIM is a full service residential mortgage company and has all approvals needed to service mortgages for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA). Due to the current size of the servicing portfolio, the Company does not believe it is taking advantage of the economies of scales for cost of servicing to maximize the return on its investment in mortgage servicing rights. Also, the current price the Company is receiving from investors for the servicing rights on originated loan production is strong and beneficial to fund the operations of the Company. As a result, the Company sold approximately $234,000,000 of its current servicing portfolio as of September 30, 1996 for a gain of $814,727, as well as future servicing rights generated from its own originations, to reduce its outstanding debt and related interest expense.

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

                                    Page - 8

RESULTS OF OPERATIONS
----------------------
Quarter Ended  September 30, 1996 Compared To The Quarter Ended
September 30, 1995

     The Company had operating revenues of $2,600,658 for the quarter ended September 30, 1996 compared to $1,868,837 for the quarter ended September 30, 1995. Income before taxes for the quarter ended September 30, 1996 was $367,966 compared to loss before taxes of $687,576 for the quarter ended September 30, 1995. Net income for the quarter ended September 30, 1996 was $27,966 or .00 cents per share primary and fully diluted compared to a net loss of $736,926 or
 .21 cents per share primary and fully diluted for the quarter ended September 30, 1995. Primary earnings per share for the quarter ended September 30, 1996 and 1995 are calculated after deducting, from net income/loss, $39,060 for preferred stock dividends. No preferred stock dividends were paid in the quarter ended September 30, 1996.

Six Months Ended September 30, 1996 Compared To The Six Months Ended September 30, 1995

     The Company had operating revenues of $4,249,661 for the six months ended September 30, 1996 compared to $3,469,032 for the six months ended September 30, 1995. Loss before taxes for the six months ended September 30, 1996 was $194,165 compared to $1,374,930 for the six months ended September 30, 1995. Net loss for the six months ended September 30, 1996 was $534,165 or .15 cents per share primary and fully diluted compared to a net loss of $1,424,280 or .40 cents per share primary and fully diluted for the six months ended September 30, 1995. Primary earnings per share for the quarter ended September 30, 1996 and 1995 are calculated after deducting, from net loss, $78,120 for preferred stock dividends. No preferred stock dividends were actually paid in the six months ended September 30, 1996.

     The decrease in service fee income to $1,066,523 for the six months ended September 30, 1996 from $1,261,490 for the six months ended September 30, 1995 reflected the decrease in the servicing portfolio to $417,000,000, prior to the sale of $234,000,000 of servicing on September 30, 1996, at September 30, 1996 from $493,000,000 at September 30, 1995. In the first quarter of fiscal 1997, the Company completed the sale and transfer of approximately $20 million of

                                    Page - 9
servicing for a slight loss of $13,482. At September 30, 1996, the Company sold $234,000,000 of servicing for a gain of $814,727. The related deferred tax asset was expensed as tax expense in the amount of $340,000 resulting in a net gain after tax of approximately $474,727. Approximately $100,000 of estimated transfer cost are reflected in the servicing expense for the six months ended September 30, 1996. Also, in the first quarter of fiscal 1996, the Company completed the sale and transfer of approximately $4.6 million in second mortgages. A gain of $99,759 was recognized on the sale in fiscal 1996. The Company continues to evaluate the need to sell its remaining servicing portfolio.

     The decrease in other fee income to $402,030 for the six months ended September 30, 1996 from $569,369 is also the result of the decrease in the servicing portfolio to $417,000,000, prior to the servicing sale, at September 30, 1996 from $493,000,000 at September 30, 1995.

     Gain on sale of mortgage loans for the six months ended September 30, 1996 was $1,539,312 compared to a gain on sale of mortgage loans of $1,221,983 for the six months ended September 30, 1995. The gain on sale of mortgages is derived through the sale of loans originated and sold to investors, such as FNMA, FHLMC or GNMA as well as private investors. This gain also includes all servicing release premiums, origination fee income and is net of all direct origination expenses. For the six months ended September 30, 1996, the Company closed and funded approximately $78 million of retail loan production compared to $51 million for the six months ended September 30, 1995. As a result of the capital needed to expand the Desktop product as well as other avenues for originations, substantially all loans are being sold servicing released resulting in a premium paid by the purchaser for these loans of approximately
1.25 percent of unpaid principal balance. The Company expects to see continued increased gains on sale of mortgage loans for fiscal 1997 due to the factors described above. The Company currently has a $17 million credit facility with BankOne, Texas which allows the Company to fund originations of mortgage loans.

     The increase in interest income to $424,762 for the six months ended September 30, 1996 from $289,460 for the six months ended September 30, 1995 is due to increased loan production to $78 million from $51 million, respectively.

     The Company's total operating expenses for the six months ended September 30, 1996 were $4,443,826 compared to $4,843,962 for the six months ended September 30, 1995. Included in the operating expenses for six months ended September 30, 1995 is expense relating to the Washington operations of $536,000. Effective October 1995, the Company sold its two Washington operations to two independent companies.

     In connection with a review of the Company's servicing operation by Federal Home Loan Mortgage Corporation (FHLMC), the Company was advised in April 1996 that unreconciled shortages existed in certain bank accounts used to accumulate funds related to loans serviced by the Company for FHLMC. The Company was advised that the shortage either be researched and resolved or otherwise paid by the Company. During the fiscal quarter ending September 30, 1996, the Company did complete its research and determined the shortage to be approximately $694,000. Approximately $255,000 of the shortage had already been identified and reflected in accounts payable and accrued expenses in the Company's consolidated balance sheet at March 31, 1996. Approximately $56,000 represents unfunded penalties over the past 3 years, approximately $112,000 represents unfunded monthly interest and approximately $46,000 is unidentified due to incomplete records at the time of original transfer of the servicing to the Company. These items are expensed in the current periods income statement, $102,000 in servicing expense and $112,000 in interest expense. The remaining $225,000 represents claims the Company is currently filing with previous servicers for errors in cash balances transferred to the Company at the time the servicing was originally purchased. These claims are reflected in mortgage servicing advances and accounts receivable in the Company's consolidated balance sheet at September 30, 1996. The $694,000 has been set up in the accounts payable and accrued expenses on the Company's consolidated balance sheet at September 30, 1996 and the shortage in the account will be funded with proceeds from the sale of the related servicing at September 30, 1996.

                                   Page - 10

     The decrease in servicing expense to $523,363 for the six months ended September 30, 1996 compared to $613,907 for the six months ended September 30, 1995 is due to reimbursement of approximately $70,000 from claims filed against errors and omissions insurance for penalties paid by AFIM for delinquent taxes on servicing portfolios transferred to the Company through purchases as well as the decrease in the outstanding servicing portfolio. The decrease is not as large as would be expected due to the decrease in the outstanding servicing portfolio because of the expensing of the items discussed above related to the FHLMC shortage as well as the $100,000 estimated transfer costs associated with the sale of the servicing.

     The decrease in personnel expense to $1,838,330 for six months ended September 30, 1996 compared to $1,964,415 for six months ended September 30, 1995 is due primarily to internal reorganization as well as the selling of the Washington operation in October 1995. With increased production and the growth of the Desktop installations anticipated by management during fiscal 1997, a further decrease in personnel costs is not anticipated.

     The increase in interest expense to $294,416 for the six months ended September 30, 1996 from $202,123 for the six months ended September 30, 1995 is the result of increased loan production to $78 million from $51 million, respectively. The Company has a banking relationship that provides more favorable warehouse interest rates because of compensating escrow balances from the servicing portfolio. With the sale of a portion of the servicing portfolio, the Company will want to make sure the mortgage loans held for sale are shipped to investors timely for funding to ensure the benefit of the positive spread due to the remaining compensating balances. The increase is also attributable to the FHLMC shortage discussed above.

     In connection with the acquisition of mortgage servicing rights, the Company capitalizes the price paid for the mortgage servicing rights acquired. The resulting asset is amortized on an accelerated basis and evaluated for impairment on a quarterly basis. Amortization for the six months ended September 30, 1996 was $393,915 compared to $527,402 for the six months ended Septmeber 30, 1995.

     The Company's servicing portfolio is subject to reduction by normal amortization, by sales of servicing rights, by prepayment or by foreclosure of outstanding loans. The value of the Company's loan servicing portfolio may be adversely affected if mortgage interest rates decline and loan prepayments increase. The value is also adversely affected by unanticipated rates of default. Conversely, as mortgage interest rates increase or as rates of default decrease, the value of the Company's loan servicing portfolio may be positively affected. The weighted average interest rate on the underlying mortgage loans being serviced by the Company at September 30, 1996 was 9.01%. The Company's PMSRs are subject to a great degree of volatility in the event of unanticipated prepayments or defaults. Prepayments or defaults in excess of those anticipated at the time PMSRs are recorded result in decreased future net servicing income. Such decreases in future net servicing income would result in accelerated amortization and/or impairment of PMSRs. The Company's net earnings, future net earnings and liquidity are adversely affected by unanticipated prepayments of the mortgage loans underlying its PMSRs.

                                   Page - 11

     The Company has a net operating loss carryforward for tax purposes of approximately $6.2 million at September 30, 1996. No income tax benefits were recognized for the six months ended September 30, 1996 or 1995 since a valuation allowance for the same amount would have been required under FASB 109. In determining the amount of the valuation allowance, management has relied on a potential tax-planning strategy whereby an unrealized taxable gain in the Company's purchased mortgage servicing rights portfolio could be recognized through the sale of such servicing rights. As a result of the sale of $234,000,000 of the servicing portfolio, $340,000 of the deferred tax asset has been recognized as tax expense on the September 30, 1996 income statement. The remaining $100,000 represents tax related to the unrealized gain on the remaining servicing portfolio and will be evaluated quarterly for valuation.

FINANCIAL POSITION
------------------

     The Company has seen a decrease in its total assets and an increase in its stockholders' equity. The Company's total assets were $16,107,782 at September 30, 1996 compared to $17,313,516 at March 31, 1996. The decrease is due primarily to the decrease in mortgage loans held for sale at September 30, 1996 as well as the $1,038,000 reduction of the PMSR related to the servicing sale. Stockholders' equity has increased to $1,250,719 at September 30, 1996 from $978,329 at March 31, 1996. The increase is due to capital infusion of approximately $810,000 during the six months ended September 30, 1996. AFIM's net worth is currently satisfactory for those financial institutions purchasing loans from the Company on a servicing release basis. However, AFIM is not currently in compliance with minimum net worth requirements for GNMA and FHA. AFIM plans to increase the net worth to meet both agency requirements through additional capital infusion as well as possible acquisitions of other mortgage companies. To help preserve the net worth, preferred stock dividends have been suspended until the cash flow of the Company permits payment. The preferred stock carries a $.42 per share annual cumulative dividend.

     Management believes that the items noted above will enable the Company to meet its obligations and maintain its financial ratios and balances required by its lenders and mortgage investors; however, there are no assurances that the Company will ultimately be able to realize its assets and discharge its liabilities in the normal course of business.

     The mortgage servicing advances and accounts receivable were $2,365,634 at September 30, 1996 compared to $520,620 at March 31, 1996. The increase is due primarily to a portion of the proceeds to be received for the sale of servicing being recorded as a receivable at September 30, 1996. The balance is also comprised of advances made related to servicing functions. There are some pools in the servicing portfolio that require the servicer to pass on to the investor all principal and interest payments regardless of whether the payment has been collected. If customers are delinquent, an advance is required by the Company. As payments are made by borrowers during the month, the advance is repaid to the Company.

     At September 30, 1996, the Company had a $125,000 outstanding receivable from related party compared to $190,000 at March 31, 1996. Both the outstanding receivables, which were subsequently collected, resulted from a consulting agreement entered into in February 1996 with four companies. Under the terms of each agreement, the Company is provided with financial and public relations services, including advice concerning marketing surveys, investor profiles and increasing investor awareness of the Company and its products and services. The term of the agreement was six months. As compensation for this service, the Company has granted options to purchase 1,000,000 shares of common stock at $.50 per share. As of September 30, 1996, all options have been exercised generating $500,000 capital for the Company. The Company used the $350,000 of the proceeds to pay down a working capital line. At September 30, 1996, there was a note receivable from related party of $ 500,000. The $500,000 note receivable from related party represents the completion of a private placemenet of the Company's common stoock. The receivable consists of three promissory notes from three seperate companies to purchase 1,000,000 shares of common stock at $.50 per

                                   Page - 12
share. The notes expire during the third fiscal quarter of 1997 and carry an 8% interest charge. The shares of stock purchased are held in escrow until receipt of the funds to satisfy the promissory notes. The above transactions do not involve any officers or directors of the Company, however, are being referred to as related parties due to the number of shares issued in conjunction with the two transactions.

     The Company had $9,067,699 in mortgage loans held for sale at September 30, 1996 (which were pledged to collateralize the Company's warehouse lines) compared to $10,110,747 at March 31, 1996, which reflects the timing of the sale of the mortgage loans in the secondary market.

     The Company expects its assets to continue to grow as the Company expands its origination business. The Company currently has a $17 million credit facility with BankOne, Texas which is sufficient to accommodate increased loan originations. The BankOne, Texas agreement is up for renewal in December 1996 at which time the Company anticipates a review and adjustment of covenants. The Company's building note is also up for renewal in fiscal 1997 which Management plans to refinance. The Company had a $450,000 working capital line with BankOne, Texas which was paid down to $100,000 from proceeds from the capital infusions discussed above. The remaining $100,000 will be paid from the proceeds of the servicing sale.

     The net decrease in cash of the Company was $195,600 for the six months ended September 30, 1996. At the end of fiscal 1996, the Company received proceeds from a loan financing of $750,000. The proceeds were used to pay down a servicing escrows advance line and pay $50,000 down on the working capital line with Bank One. The Company paid an additional $350,000 down on the working capital line during the six months ended September 30, 1996 from the proceeds received due to the exercise of the stock options discussed above. The Company also paid $120,090 in capital lease payments for the purchase of the IBM AS/400, office furniture and Desktop computers and equipment. During fiscal 1997, the Company expects to generate cash through the additional loan originations , liquidation of the notes receivable from purchase of common stock and the raising of additional capital, if necessary.

     As previously noted, the Company sold approximately $234,000,000 of its outstanding servicing portfolio for a related gain of $814,727 before expense for the related deferred tax asset of $340,000. A portion of the proceeds from the sale are to be used to fund the shortage in the FHLMC account of approximately $694,000. In fiscal 1996, the Company had a note payable come due of approximately $550,000 secured by a portion of the servicing portfolio currently sold. Management will repay $330,000 on the note with proceeds from the sale and refinance the remaining $217,000. Approximately $300,000 of the proceeds will be used to pay down additional outstanding debt related to the servicing sold reducing that debt to approximately $370,000. The Company will also pay off $400,000 of the $750,000 loan financed at March 31, 1996. The remaining $100,000 of the BankOne working capital line will also be paid off with proceeds from the servicing sale. The Company believes that the decrease in the servicing income will be offset by the decrease in expenses related to that servicing as well as the decrease in monthly debt payments.

                                   Page - 13

PROSPECTIVE TRENDS
------------------

     Effective October 2, 1996, the Company signed a non-binding letter of intent to purchase the assets of an independent California-based mortgage banking company. The transaction will involve an exchange of the Company's common stock for assets. The acquired company currently orginates approximately $15,000,000 to $20,000,000 in mortgages per month through 15 offices in 3 states. The Company feels that the acquisition will provide a strong base in the lucrative California market where no offices currently exist. With the consolidation of its current production and that of the acquired company, the Company believes it will continue to show profits through fiscal 1997.

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

     A key technology that the Company implemented in the first quarter of fiscal 1997, is the use of Automated Underwriting. Automated Underwriting is the use of artificial intelligence through computer technology to make underwriting and credit decisions on residential mortgage loans. The use of automated underwriting will reduce the time needed to process and underwrite a residential mortgage loan from approximately 30 to 45 days to as few as 5 to 14 days. It will also significantly lower the cost of processing and underwriting those loans since the technology will increase the number of loans processed and underwritten per employee.

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

                                   Page - 14

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


     The Company adopted Statement of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of Loan," during the first quarter of fiscal 1996. This statement requires the accounting by creditors for impairment of certain loans. The impact of adopting the statement on the Company's consolidated financial statements was not material.

     The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to FASB Statement No. 65", during the first quarter of fiscal 1997. The statement generally requires entities that sell or securitize loans to retain the mortgage servicing rights to allocate the total cost of mortgage servicing rights to the loan and the related servicing right based on their relative fair values. Costs allocated to mortgage servicing rights should be recognized as a separate asset and amortized over the period of estimated net servicing income and periodically evaluated for impairment based on fair value. The impact of adopting this statement will not be material on the Company's 1997 consolidated financial statements since the Company intends on selling primarily all originated loans servicing released during fiscal 1997.

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



                                    Page - 15

                                     PART II



ITEM 1   Legal Proceedings                  none.

ITEM 2.  Changes in Securities.             none.

ITEM 3. Defaults upon Senior Securities. The Company postponed the payment of its regular quarterly dividend on its Series "A" Cumulative Convertible Preferred Stock. The dividend will accumulate until such time as the Company has determined that its cash flows have improved enough to pay the dividend from the cash flow of its operations. The total arrearage is currently $117,180.

ITEM 4.  Submission Matters to a Vote
         of Securities Holders.             none.

ITEM 5.  Other Information                  none.

ITEM 6.  Exhibits and Reports on Form 8-K






                                   Page - 16

SIGNATURES
----------

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED FINANCIAL, INC.
(Registrant)


Dated:   November 8, 1996                   By: /S/   Debbie K. Towery
                                                -------------------------------
                                                Debbie K. Towery
                                                Chief Financial Officer


Dated:   November 8, 1996                   By: /S/   William E. Moffatt
                                                -------------------------------
                                                William E. Moffatt
                                                President/Director






                                   Page - 17