Form 10QSB
period 1996-12-31
ADVANCED FINANCIAL INC
filed 1997-02-14
CIK 823314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------



                                   FORM 10-QSB




                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934





     For the Quarter ended:                         Commission file number
       December 31, 1996                                    0-19485



                            ADVANCED FINANCIAL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)




           DELAWARE                                      84-1069416
--------------------------------             -----------------------------------
  (State or other jurisdiction               I.R.S. Employer Identification No.)
of incorporation or organization)

5425 Martindale, Shawnee, KS                                 66218
---------------------------------------                    --------
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
                            Yes    X      No
                                -------      -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 25, 1997: 6,527,470.

                                                        Advanced Financial, Inc.


                         PART I - FINANCIAL INFORMATION

                                     ITEM 1.

                                    Page - 2



                               ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                 Condensed Consolidated Balance Sheets
                                  December 31, 1996 and March 31, 1996

              Assets                                      Dec 31, 1996   March 31, 1996
              ------                                      -------------  --------------
                                                          (Unaudited)

 Cash and investments                                     $          -     $   585,643
 Mortgage servicing advances and accounts receivable           897,309         520,620
 Property and equipment, net                                 1,508,753       1,718,355
 Mortgage loans held for sale                                8,994,343      10,110,747
 Mortgage loans held for investment                             82,159          94,932
 Purchased mortgage servicing rights, net                      717,488       2,440,280
 Excess of cost over fair value of assets acquired, net        486,763         524,798
 Prepaid expenses                                               86,091         191,442
 Deferred income taxes                                               -         440,000
 Other investment                                              192,781         235,800
 Receivable from related party                                       -         190,000
 Other                                                         299,186         260,899
                                                          ------------      ----------
 Total assets                                             $ 13,264,873     $17,313,516
                                                          ============     ===========

        Liabilities
        -----------

 Accounts payable and accrued expenses                    $  2,435,600     $ 2,507,103
 Checks outstanding in excess of bank balance                   140,954              -
 Notes payable                                             10,348,097       13,412,419
 Capitalized lease obligations                                 237,898         415,665
                                                          ------------      ----------
 Total liabilities                                        $ 13,162,549     $16,335,187
                                                          ============     ===========

        Stockholders' Equity
        -------------------

 Preferred stock, Series B, $.005 par value.
  10,000,000 shares authorized; 372,000
  shares issued                                           $      1,860     $     1,860
 Common stock, $.001 par value 25,000,000
  shares authorized; 6,514,870 and 3,875,476
  shares, respectively, issued and outstanding                   6,515           4,256
 Paid-in capital                                            10,373,910       8,877,493
 Deficit                                                    (9,538,616)     (7,463,935)
                                                          ------------      ----------
                                                               843,669       1,419,674

 Treasury stock, 99,869 shares of
  common stock,at cost                                        (441,345)       (441,345)
 Stockholders' notes receivable                               (300,000)              -
                                                          ------------      ----------
 Total stockholders' equity                                    102,324         978,329
                                                          ------------      ----------
 Total liability and stockholders'equity                  $ 13,264,873     $17,313,516
                                                          ============     ===========

See accompanying notes to condensed consolidated financial statements.

                                            Page - 3


                   ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
              For the three month periods ended December 31, 1996
                             and December 31, 1995

                                                 Dec 31, 1996           Dec 31, 1995
                                                --------------         -------------
Revenues:                                        (Unaudited)            (Unaudited)

  Servicing fee income                          $   246,420            $  591,137
  Other fee income                                  137,244               213,522
  Gain on sale of mortgage loans                    408,115               811,483
  Loss on sale of servicing rights                  (36,650)                    -
  Interest income                                   155,610               189,111
  Other income                                       (2,079)              139,624
                                                 ----------            ----------
    Total operating revenues                        908,660             1,944,877
                                                 ----------            ----------
Expenses:
  Servicing expense                                 349,753               284,257
  Personnel                                         709,094               866,644
  General and administrative                        327,963               404,171
  Interest expense                                  158,574               187,215
  Depreciation and amortization                     200,238               442,837
  Consulting Expense                                593,750                     -
  Other                                               7,919                13,100
                                                 ----------            ----------
    Total operating expenses                      2,347,291             2,198,224
                                                 ----------            ----------

    Loss before income taxes                     (1,438,631)             (253,347)

Income tax expense                                 (101,884)                    -
                                                 ----------            ----------

    Net loss                                    $(1,540,515)           $ (253,347)
                                                 ==========            ==========

Weighted average shares outstanding               6,342,177             3,778,478
                                                 ==========            ==========

Loss per common share:

  Primary                                        $   ( 0.24)                (0.08)
                                                 ==========            ==========

  Fully diluted                                  $    (0.24)                (0.08)
                                                 ==========            ==========

See accompanying notes to condensed consolidated financial statements.

                                    Page - 4


                   ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
             For the nine month periods ended December 31, 1996 and
                               December 31, 1995

                                              Dec 31, 1996              Dec 31, 1995
                                             -------------             -------------
Revenues:                                     (Unaudited)               (Unaudited)

  Servicing fee income                        $ 1,312,943               $ 1,852,627
  Other fee income                                539,274                   782,891
  Gain on sale of mortgage loans                1,947,427                 2,033,466
  Gain on sale of servicing rights                764,595                    99,759
  Interest income                                 580,372                   478,571
  Other income                                     13,710                   166,595
                                              -----------                ----------
    Total operating revenues                    5,158,321                 5,413,909
                                              -----------                ----------

Expenses:
  Servicing expense                               873,116                   813,837
  Personnel                                     2,547,424                 2,831,059
  General and administrative                    1,101,823                 1,340,698
  Interest expense                                675,179                   542,639
  Depreciation and amortization                   920,161                 1,425,546
  Consulting Expense                              593,750                         -
  Other                                            79,664                    88,407
                                              -----------                ----------
    Total operating expenses                    6,791,117                 7,042,186
                                              ===========                ==========

    Loss before income taxes                  $(1,632,796)              $(1,628,277)

Income tax expense                               (441,884)                   49,350
                                              -----------                ----------

    Net loss                                  $(2,074,680)              $(1,677,627)
                                              ===========               ===========

Weighted average shares outstanding             4,776,110                 3,787,147
                                              ===========                ==========

Loss per common share:

  Primary                                     $     (0.45)               $    (0.47)
                                              ===========                ==========

  Fully diluted                               $     (0.45)               $    (0.47)
                                              ===========                ==========


See accompanying notes to condensed consolidated financial statements.

                                    Page - 5

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
             For the nine month periods ended December 31, 1996 and
                                December 31, 1995


                                                             Dec 31, 1996         Dec 31, 1995
                                                             -------------        -------------
                                                              (Unaudited)          (Unaudited)

Net cash (used in) provided by operating activities          $ (1,042,301)       $ (2,974,346)

Cash flows from  investing  activities:
  Acquisition  of property and  equipment                          (8,505)            (27,616)
  Proceeds from sale of mortgage servicing rights               2,054,847                   -
  Sale of real estate owned                                             -              57,931
  Acquisition/Principal payments on mortgage loans
   held for investment                                             12,773             (67,999)
                                                              -----------          ----------
      Net cash provided by (used in)
        investing activities                                    2,059,115             (37,684)

Cash flows from financing activities:
  Notes payable, net                                           (3,064,322)          2,645,737
  Checks outstanding in excess of bank balance                    140,955              99,217
  Issuance of common stock                                      1,498,677                   -
  Payments on capitalized lease obligations                      (177,767)           (166,960)
  Payment of preferred dividends                                        -             (78,120)
                                                              -----------          ----------
      Net cash provided by (used in) financing activities      (1,602,457)          2,499,874

      Net decrease in cash                                       (585,643)           (512,156)

Cash at beginning of period                                       585,643             512,156
                                                              -----------          ----------
Cash at end of period                                         $         0          $        0
                                                              ===========          ==========

Supplemental disclosures for cash flow:
   Cash paid for interest                                     $   427,426          $  451,501
   Cash paid for income taxes                                 $     1,881          $        -

Supplemental disclosures of noncash
  financing and investing activities:
    Property acquired under capital leases                    $         -          $   35,646


See accompanying notes to condensed consolidated financial statements.

                                    Page - 6

                                                        Advanced Financial, Inc.




                    ADVANCED FINANCIAL, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995

(1) Organization and Summary of Significant Accounting Policies
    -----------------------------------------------------------

The Company's financial statements include the accounts of Advanced Financial, Inc. (the Company) and its wholly-owned subsidiary AFI Mortgage Corp, formally Continental Mortgage, Inc. (AFI Mortgage). AFI Mortgage is a full service mortgage banking company currently servicing first and second mortgage loans of approximately $174,000,000 as of December 31, 1996.


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

                                                        Advanced Financial, Inc.


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

     AFIM is a mortgage banking company servicing a principal balance of approximately $174,000,000 mortgages as of December 31, 1996 and originated approximately $103 million in single family housing mortgages for the nine months ended December 31, 1996. AFIM is a full service residential mortgage company and has all approvals needed to service mortgages for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA). Due to the current size of the servicing portfolio, the Company does not believe it is taking advantage of the economies of scales for cost of servicing to maximize the return on its investment in mortgage servicing rights. Also, the current price the Company is receiving from investors for the servicing rights on originated loan production is strong and beneficial to fund the operations of the Company. As a result, the Company sold approximately $234,000,000 of its current servicing portfolio as of September 30, 1996 for an adjusted gain of $764,595, as well as future servicing rights generated from its own originations, to reduce its outstanding debt and related interest expense.

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

     On February 3, 1997 the Company entered into an agreement to sell First Mortgage Investment Co. (FMIC) the retail loan production operations of AFIM. The agreement calls for FMIC to acquire AFI's mortgage pipeline and assume the operating expenses related to mortgage originations as of February 3, 1997. FMIC has hired 24 of AFIM's salaried employees and 23 loan officers. FMIC has also agreed to lease 10,000 square feet of the Company's 20,000 square foot facilities along with leasing various furniture and equipment. The rental rate for the office space leased by FMIC is $10 per square foot. This will result in monthly leasing revenue to the Company of $8,333. FMIC also agreed to lease various furniture and equipment from the Company for a monthly fee of $15,000.

     The February 3, 1997 sale of the Company's mortgage production operations will reduce the Company's income by approximately $790,000 each quarter. Additionally, the Company anticipates that it will be able to reduce its expense by approximately $ 900,000 each quarter, thereby reducing the Company's net loss and cash flow requirements by approximately $110,000.

     The companies continue to pursue negotiations of consolidating and combining both companies, but have not reached a Definitive Agreement. The sale of the production operations will allow AFI to significantly reduce its expenses and cash requirements immediately while it continues negotiations. FMIC is a privately held mortgage company based in the suburban Kansas City areas. FMIC orginates approximately $10 million per month in retail loan originations through 6 branch offices in the Kansas and Missouri markets and has a mortgage servicing portfolio of approximately $730 million.

     On October 2, 1996 the Company announced that it had signed a Letter of Intent to acquire a California based mortgage bank. However, during the due diligence process, AFI discovered a potential liability in excess of $1million. This liability could potentially be incurred by AFI if the transaction were to close at this time. Therefore, AFI has informed the California based mortgage bank that this issue must be resolved prior to completing any transaction between the parties. As a result, the Company is no longer pursuing this acquisition.

                                    Page - 8

                                                        Advanced Financial, Inc.

RESULTS OF OPERATIONS
---------------------
Quarter ended December 31, 1996 Compared To The Quarter Ended December 31, 1995
-------------------------------------------------------------------------------

     The Company had operating revenues of $908,660 for the quarter ended December 31, 1996 compared to $1,944,877 for the quarter ended December 31, 1995. Net loss for the quarter ended December 31, 1996 was $1,540,515 or .24 cents per share primary and fully diluted compared to net loss $253,347 or .08 cents per share primary and fully diluted for the quarter ended December 31, 1995. Primary earnings per share for the quarter ended December 31, 1996 and 1995 are calculated after deducting, from net income/loss, $39,060 for preferred stock dividends. No preferred stock dividends were paid in the quarter ended December 31, 1996.

Nine months ended December 31, 1996 Compared To The Nine months ended December 31, 1995
----------------------------------------------------------------

     The Company had operating revenues of $5,158,321 for the nine months ended December 31, 1996 compared to $5,413,909 for the nine months ended December 31, 1995. Loss before taxes for the nine months ended December 31, 1996 was $1,632,796 compared to $1,628,277 for the nine months ended December 31, 1995. Net loss for the nine months ended December 31, 1996 was $2,074,6810or .45 cents per share primary and fully diluted compared to a net loss of $1,677,627 or .47 cents per share primary and fully diluted for the nine months ended December 31, 1995. Primary earnings per share for the quarter ended December 31, 1996 and 1995 are calculated after deducting, from net loss, $78,120 for preferred stock dividends. No preferred stock dividends were actually paid in the nine months ended December 31, 1996.

     The decrease in service fee income to $1,312,943 for the nine months ended December 31, 1996 from $1,852,627 for the nine months ended December 31, 1995 reflected the decrease in the servicing portfolio to $174,000,000 of servicing at December 31, 1996 from $468,000,000 at December 31, 1995. In the first quarter of fiscal 1997, the Company completed the sale and transfer of approximately $20 million of servicing for a slight loss of $13,482. At September 30, 1996, the Company sold $234,000,000 of servicing for an adjusted gain of $764,595. The related deferred tax asset was expensed as tax expense in the amount of $340,000 resulting in a net gain after tax of approximately $424,595. Approximately $100,000 of estimated transfer cost are reflected in the servicing expense for the nine months ended December 31, 1996. Also, in the first quarter of fiscal 1996, the Company completed the sale and transfer of approximately $4.6 million in second mortgages. A gain of $99,759 was recognized on the sale in fiscal 1996. The Company continues to evaluate the need to sell its remaining servicing portfolio.

     The decrease in other fee income to $539,274 for the nine months ended December 31, 1996 from $782,891 is also the result of the decrease in the servicing portfolio to $174,000,000 at December 31, 1996 from $468,000,000 at December 31, 1995.

     Gain on sale of mortgage loans for the nine months ended December 31, 1996 was $1,947,427 compared to a gain on sale of mortgage loans of $2,033,466 for the nine months ended December 31, 1995. The gain on sale of mortgages is derived through the sale of loans originated and sold to investors, such as FNMA, FHLMC or GNMA as well as private investors. This gain also includes all servicing release premiums, origination fee income and is net of all direct origination expenses and hedging losses. For the nine months ended December 31, 1996, the Company closed and funded approximately $103 million of retail loan production compared to $79 million for the nine months ended December 31, 1995. The slight decrease in gain on sale of mortgage loans despite increased production is due to hedging losses experienced in the third quarter of fiscal 1997. As a result of the capital needed to expand the Desktop product as well as other avenues for originations, substantially all loans are being sold servicing released resulting in a premium paid by the purchaser for these loans of approximately 1.25 percent of unpaid principal balance.

     The increase in interest income to $580,372 for the nine months ended December 31, 1996 from $478,571 for the nine months ended December 31, 1995 is due to increased loan production to $103 million from $79 million, respectively.

     The Company's total operating expenses for the nine months ended December 31, 1996 were $6,791,117 compared to $7,042,186 for the nine months ended December 31, 1995. Included in the operating expenses for nine months ended December 31, 1995 is expense relating to the Washington operations of $576,000. Effective October 1995, the Company sold its two Washington operations to two independent companies.

                                    Page - 9

                                                        Advanced Financial, Inc.

     In connection with a review of the Company's servicing operation by Federal Home Loan Mortgage Corporation (FHLMC), the Company was advised in April 1996 that unreconciled shortages existed in certain bank accounts used to accumulate funds related to loans serviced by the Company for FHLMC. The Company was advised that the shortage either be researched and resolved or otherwise paid by the Company. During the fiscal quarter ending September 30, 1996, the Company did complete its research and determined the shortage to be approximately $694,000. Approximately $255,000 of the shortage had already been identified and reflected in accounts payable and accrued expenses in the Company's consolidated balance sheet at March 31, 1996. Approximately $56,000 represents unfunded penalties over the past 3 years, approximately $112,000 represents unfunded monthly interest and approximately $46,000 is unidentified due to incomplete records at the time of original transfer of the servicing to the Company. These items are expensed in the current periods income statement, $102,000 in servicing expense and $112,000 in interest expense. The remaining $225,000 represents claims the Company is currently filing with previous servicers for errors in cash balances transferred to the Company at the time the servicing was originally purchased. These claims are reflected in mortgage servicing advances and accounts receivable in the Company's consolidated balance sheet at December 31, 1996. The $694,000 was paid to FHLMC during the third fiscal quarter from the proceeds received from the sale of the related servicing at September 30, 1996.

     The increase in servicing expense, with a decrease in the servicing portfolio, to $873,116 for the nine months ended December 31, 1996 compared to $813,837 for the nine months ended December 31, 1995 is due to the expensing of the items discussed above related to the FHLMC shortage as well as the $100,000 estimated transfer costs associated with the sale of the servicing.

     The decrease in personnel expense to $2,547,424 for nine months ended December 31, 1996 compared to $2,831,059 for nine months ended December 31, 1995 is due primarily to internal reorganization as well as the selling of the Washington operation in October 1995. With increased production and the growth of the Desktop installations anticipated by management during fiscal 1997, a further decrease in personnel costs is not anticipated.

     The increase in interest expense to $675,179 for the nine months ended December 31, 1996 from $542,639 for the nine months ended December 31, 1995 is the result of increased loan production to $103 million from $79 million, respectively. The Company has a banking relationship that provides more favorable warehouse interest rates because of compensating escrow balances from the servicing portfolio. With the sale of a portion of the servicing portfolio, the Company will want to make sure the mortgage loans held for sale are shipped to investors timely for funding to ensure the benefit of the positive spread due to the remaining compensating balances. The increase is also attributable to the FHLMC shortage discussed above.

     In connection with the acquisition of mortgage servicing rights, the Company capitalizes the price paid for the mortgage servicing rights acquired. The resulting asset is amortized on an accelerated basis and evaluated for impairment on a quarterly basis. Amortization for the nine months ended December 31, 1996 was $469,180 compared to $774,184 for the nine months ended December 31, 1995.

     The Company's servicing portfolio is subject to reduction by normal amortization, by sales of servicing rights, by prepayment or by foreclosure of outstanding loans. The value of the Company's loan servicing portfolio may be adversely affected if mortgage interest rates decline and loan prepayments increase. The value is also adversely affected by unanticipated rates of default. Conversely, as mortgage interest rates increase or as rates of default decrease, the value of the Company's loan servicing portfolio may be positively affected. The weighted average interest rate on the underlying mortgage loans being serviced by the Company at December 31, 1996 was 9.94%. The Company's PMSRs are subject to a great degree of volatility in the event of unanticipated prepayments or defaults. Prepayments or defaults in excess of those anticipated at the time PMSRs are recorded result in decreased future net servicing income. Such decreases in future net servicing income would result in accelerated amortization and/or impairment of PMSRs. The Company's net earnings, future net earnings and liquidity are adversely affected by unanticipated prepayments of the mortgage loans underlying its PMSRs.

     On October 1, 1996, the Company entered into two consulting agreements with two independent consulting firms to perform public relation services for the Company. Each agreement provided the issuance of 250,000 shares of common stock in exchange for the service. Although the consulting agreements were finalized on October 1, 1996, the Company entered into a letter of agreement on August 27, 1996 at which time the Company's common stock was $1.1875. The resulting value of the service of $593,750 is reflected as expense in the current period income statement as well as equity on the balance sheet at December 31, 1996. The agreements continue for a 24 month period.

                                   Page - 10

                                                         Advanced Financial,Inc.

     The Company has a net operating loss carryforward for tax purposes of approximately $7 million at December 31, 1996. No income tax benefits were recognized for the nine months ended December 31, 1996 or 1995 since a valuation allowance for the same amount would have been required under FASB 109. In determining the amount of the valuation allowance, management has relied on a potential tax-planning strategy whereby an unrealized taxable gain in the Company's purchased mortgage servicing rights portfolio could be recognized through the sale of such servicing rights. As a result of the sale of $234,000,000 of the servicing portfolio, $340,000 of the deferred tax asset has been recognized as tax expense on the September 30, 1996 income statement. The remaining $100,000 has been recognized as tax expense on the December 31, 1996 income statement since the evaluation of the remaining portfolio does not support a gain to be recognized through the sale of such servicing rights.

FINANCIAL POSITION
------------------

     The Company has seen a decrease in its total assets and a decrease in its stockholders' equity. The Company's total assets were $13,264,873 at December 30, 1996 compared to $17,313,516 at March 31, 1996. The decrease is due primarily to the decrease in mortgage loans held for sale at December 31, 1996 as well as the $1,038,000 reduction of the PMSR related to the servicing sale. Stockholders' equity has decreased to $102,324 at December 31, 1996 from $978,329 at March 31, 1996. The decrease in stockholder's equity is lower than would be expected due to year to date losses due to several capital infusions totaling approximately $1,403,375 during the nine months ended December 31, 1996. AFIM's net worth is currently satisfactory for those financial institutions purchasing loans from the Company on a servicing release basis. However, AFIM is not currently in compliance with minimum net worth requirements for GNMA and FHA. AFIM plans to increase the net worth to meet both agency requirements through additional capital infusion as well as the sale of the origination platform and anticipated acquisition of another mortgage company discussed above. To help preserve the net worth, preferred stock dividends have been suspended until the cash flow of the Company permits payment. The preferred stock carries a $.42 per share annual cumulative dividend.

     Management believes that the items noted above will enable the Company to meet its obligations and maintain its financial ratios and balances required by its lenders and mortgage investors; however, there are no assurances that the Company will ultimately be able to realize its assets' values and discharge its liabilities in the normal course of business.

     The mortgage servicing advances and accounts receivable were $897,309 at December 31, 1996 compared to $520,620 at March 31, 1996. The increase is due primarily to a portion of the proceeds to be received for the sale of servicing being recorded as a receivable at September 30, 1996. The balance is also comprised of advances made related to servicing functions. There are some pools in the servicing portfolio that require the servicer to pass on to the investor all principal and interest payments regardless of whether the payment has been collected. If customers are delinquent, an advance is required by the Company. As payments are made by borrowers during the month, the advance is repaid to the Company.

     At December 31, 1996, the Company had a $300,000 outstanding notes receivable from related party that is recognized as a contra equity item on the Balance Sheet since it is the result of stock issuance compared to the outstanding receivable of $190,000 at March 31, 1996, which was subsequently collected and shown on as an asset on the Balance Sheet. The receivables resulted from consulting agreements entered into in February 1996 with four companies. Under the terms of each agreement, the Company is provided with financial and public relations services, including advice concerning marketing surveys, investor profiles and increasing investor awareness of the Company and its products and services. The term of each agreement was six months. As compensation for this service, the Company has granted options to purchase 1,000,000 shares of common stock at $.50 per share. As of September 30, 1996, all options have been exercised generating $500,000 capital for the Company. The Company used the $350,000 of the proceeds to pay down a working capital line. At December 31, 1996, there was a note receivable from related party of $ 300,000. The $300,000 note receivable from related party represents the completion of a private placement of the Company's common stock. The original receivable of $500,000 consists of three collateralized promissory notes from three separate companies to purchase 1,000,000 shares of common stock at $.50 per share. During the third fiscal quarter $200,000 of the notes was received. The remaining notes which originally expired during the third fiscal quarter of 1997 were extended to March 31, 1997 and carry an 8% interest rate. The shares of stock purchased are held in escrow pending receipt of the funds to satisfy the promissory notes. The above transactions do not involve any officers or directors of the Company; however, the people involved in such transactions are being referred to as related parties due to the number of shares issued in conjunction with the two transactions.

     The Company had $8,994,343 in mortgage loans held for sale at December 31, 1996 (which were pledged to collateralize the Company's warehouse lines) compared to $10,110,747 at March 31, 1996, which reflects the timing of the sale of the mortgage loans in the secondary market.

                                    Page - 11

                                                        Advanced Financial, Inc.

     As noted above, on October 1, 1996, the Company entered into two consulting agreements with two independent consulting firms to perform public relation services for the Company. Each agreement provided the issuance of 250,000 shares of common stock in exchange for the service. Although the consulting agreements were finalized on October 1, 1996, the Company entered into a letter of agreement on August 27, 1996 at which time the Company's common stock was $1.1875. The resulting value of the service of $593,750 is reflected as expense in the current period income statement as well as equity on the balance sheet at December 31, 1996. The agreements continue for a 24 month period.

     The net decrease in cash of the Company was $726,598 for the nine months ended December 31, 1996. At the end of fiscal 1996, the Company received proceeds from a loan financing of $750,000. The proceeds were used to pay down a servicing escrow advance line and pay $50,000 down on the working capital line with Bank One. The Company paid an additional $350,000 down on the working capital line during the nine months ended December 31, 1996 from the proceeds received due to the exercise of the stock options discussed above. The Company also paid $120,090 in capital lease payments for the purchase of the IBM AS/400, office furniture and Desktop computers and equipment. During fiscal 1997, the Company expects to generate cash through a possible acquisition , liquidation of the notes receivable from purchase of common stock and the raising of additional capital, if necessary.

     As previously noted, the Company sold approximately $234,000,000 of its outstanding servicing portfolio for an adjusted gain of $764,595 before expense for the related deferred tax asset of $340,000. A portion of the proceeds from the sale were used to fund the shortage in the FHLMC account of approximately $694,000. In fiscal 1996, the Company had a note payable come due of approximately $550,000 secured by a portion of the servicing portfolio currently sold. Management paid $330,000 on the note with proceeds from the sale and refinanced the remaining $222,000. An additional $300,000 of the proceeds were used to pay down additional outstanding debt related to the servicing sold, thus reducing that debt to approximately $400,000. The Company also paid off $400,000 of the $750,000 loan financed at March 31, 1996. The remaining $100,000 of the BankOne working capital line was also paid off with proceeds from the servicing sale. The Company believes that the decrease in the servicing income will be offset by the decrease in expenses related to that servicing as well as the decrease in monthly debt payments.

PROSPECTIVE TRENDS
------------------

     As noted previously, on February 3, 1997 the Company entered into a non-binding Letter of Intent to acquire FMIC. The Company also entered into an agreement with FMIC to sell them the retail mortgage loan production operations. FMIC currently closes approximately $10 million per month in retail loan originations and has a mortgage servicing portfolio of approximately $730 million. The Letter of Intent calls for a definitive agreement to be completed by March 1, 1997 and is subject to a fairness opinion and a vote of the shareholders.


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

                                   Page - 12

                                                        Advanced Financial, Inc.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

     The Company adopted Statement of Financial Accounting Standards No. 114 and 118, "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures," during the first quarter of fiscal 1996. This statement requires the accounting by creditors for impairment of certain loans. The impact of adopting the statement on the Company's consolidated financial statements was not material.

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

                                    Page - 13

                                                        Advanced Financial, Inc.


                                     PART II


ITEM 1 Legal Proceedings
------------------------

The Company reached a settlement with two former officers of the Company who had named the Company as a codefendant in a law suit filed in the United States District Court for the District of Nebraska. The Company settled the litigation by agreeing to issue the plantiffs a total of 300,000 shares of restricted AFI common stock. In turn, one of the parties will pledge 100,000 shares as collateral for a note receivable of $214,000 due the Company. The Company has already reserved $74,815 against the note and $140,000 towards the settlement of this litigation. The parties settled this litigation to avoid any further uncertainty and expense of litigation.

ITEM 2. Changes in Securities.     none.
------------------------------

ITEM 3. Defaults upon Senior Securities.
----------------------------------------

The Company postponed the payment of its regular quarterly dividend on its Series "A" Cumulative Convertible Preferred Stock. The dividend will accumulate until such time as the Company has determined that its cash flows have improved enough to pay the dividend from the cash flow of its operations. The total arrearage is currently $156,240.

ITEM 4. Submission Matters to a Vote of Securities Holders.     none.
----------------------------------------------------------

ITEM 5. Other Information
-------------------------

On December 6, 1996 the Company was notified by the American Stock Exchange that trading in its common stock would be halted due to the fact that the Company had fallen below certain of the Exchange's continued listing guidelines. On December 9, 1996 the Exchange also notified the Company that it had issued 1.0 million shares of its common stock, through a private placement, prior to receiving notification from the Exchange that the securities had been approved for listing. This is a violation of the Exchange's listing agreement and is a factor considered by the Exchange when reviewing a Company's continued listing eligibility. On December 11, 1996 the Exchange informed the Company that it would proceed with a filing of an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. On December 13, 1996 the Company informed the Exchange that it had decided to pursue its right to appeal this decision to the Exchange's Board of Governors and requested a hearing. On February 5, 1997 the Company had its hearing with the Exchange's Board of Governors. At that time the Company presented to the Board of Governors its plans on how it intended to meet the Exchange's continued listing requirements through the acquisition of another mortgage company. Also the investors who had received the 1.0 million shares of common stock through a private placement had returned all 1.0 million shares to the transfer agent. The investors have agreed to let the transfer agent hold such shares until such time as the issues have been resolved with the Exchange. At this time the Company has not received a final ruling from the Exchange in reference to its delisting. Should the Exchange choose to delist the Company's common stock, the Company will pursue having its shares traded on NASDAQ's Electronic Bulletin Board until such time as it is able to make application to the small cap market.

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

      a.  Exhibit 10.1  Asset Purchase Agreement By and Among AFI Mortgage
          Corp., as           Seller and, and First Mortgage Investment Co.,
          as Buyer

      b.  None


                                    Page - 14

                                                       Advanced Financial, Inc.


                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED FINANCIAL, INC.
(Registrant)


Dated: February 11, 1997                       By:  /S/  Debbie K. Towery
                                                   -----------------------------
                                                   Debbie K. Towery
                                                   Chief Financial Officer


Dated: February 11, 1997                       By: /S/   William E. Moffatt
                                                  ------------------------------
                                                  William E. Moffatt
                                                  President/Director

                                    Page - 15