Form 10KSB
period 1997-03-31
ADVANCED FINANCIAL INC
filed 1999-02-16
CIK 823314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the fiscal year ended:                    Commission file number
            March 31, 1997                                  0-19485

                            ADVANCED FINANCIAL, INC.
                 (Name of small business issuer in its charter)

      DELAWARE                                         84-1069416
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

      5425 Martindale, Shawnee, KS                           66218
(Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number (913) 441-2466
                               -------------------

   Securities registered under Section 12(b) of the Act as of March 31, 1997:

                                                         Name of each
     Title of Each Class                         exchange on which registered
     -------------------                         ----------------------------

Common Stock $.001 par value                        American Stock Exchange
                              ---------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     Issuer's  revenues  for  the  fiscal  year  ended  March  31,  1997  were $
6,136,773.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on the consolidated reporting system on the NASDAQ Bulletin Board on January 25, 1999 was $ 54,016.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of January 25, 1999: 5,836,476

     Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___

           Transactional Small Business Disclosure Format Yes___ No X

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                     PAGE

Part I

      Item  1 -    Description of Business .............................  3

      Item  2 -    Description of Property .............................  9

      Item  3 -    Legal Proceedings ................................... 10

      Item  4 -    Submission of Matters to a Vote of Security Holders . 10

Part II

      Item  5 -    Market for Common Equity and Related Stockholder
                   Matters ............................................. 11

      Item  6 -    Management's Discussion and Analysis or Plan of
                   Operation ........................................... 11

      Item  7 -    Financial Statements ................................ 13

      Item  8 -    Changes In and Disagreements With Accountants on
                   Accounting and Financial Disclosure ................. 14

Part III

      Item  9 -    Directors, Executive Officers, Promoters and
                   Control Persons; Compliance With Section 16(a)
                   of the Exchange Act ................................. 14

      Item 10 -    Executive Compensation .............................. 15

      Item 11 -    Security Ownership of Certain Beneficial Owners
                   and Management ...................................... 18

      Item 12 -    Certain Relationships and Related Transactions ...... 20

Part IV

      Item 13 -    Exhibits and Reports on Form 8-K .................... 20

Signatures ............................................................. 22

                                    Page - 2

                                                        Advanced Financial, Inc.


                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

      Advanced   Financial,   Inc.  (the  "Company"  or  "AFI")  is  a  Delaware
corporation formed in September 1986.

                                SUBSEQUENT EVENTS

        In April 1997, the Company and its wholly-owned subsidiary, AFI Mortgage, Corp. ("AFIM"), decided that it would be in the best interest of the continuity of the Company's business enterprise to temporarily suspend its active mortgage operations. On November 7, 1997, AFIM filed for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 97-43122. On May 8, 1998, the Company also filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 98-41228. The two cases were consolidated on July 2, 1998. On November 13, 1998, the United States Bankruptcy Court for the District of Kansas entered an order (the "Confirmation Order") confirming the First Amended Joint Plan of Reorganization dated July 29, 1998 of the Company and AFIM ("Plan of Reorganization"). The confirmation of the Plan of Reorganization was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 1998. A copy of the Plan was filed as Exhibit 2.1 to the Form 8-K and a copy of the Confirmation Order was filed as Exhibit 99.1 to the Form 8-K. See also Note B to the Consolidated Financial Statements of the Company in Item 7 hereof.

                             DESCRIPTION OF BUSINESS
                               OF COMPANY AND AFIM

      The following information concerning the Company and AFIM is provided as of March 31, 1997, unless otherwise indicated.

History of the Company and AFIM
-------------------------------

      The Company was formed in September 1986. In July 1990, the Company determined that an opportunity existed in the mortgage servicing industry due to the collapse of the savings and loan industry and decided to pursue the opportunity. The Company acquired Creative Financing, Inc. in March 1991, changed the subsidiary's name to Continental Mortgage, Inc. in 1992 and changed the name again in 1994 to AFI Mortgage, Corp. From the time it was acquired by the Company, AFIM focused on the origination, refinancing and servicing of 1 to 4 family residential mortgages. Between fiscal 1992 and fiscal 1995, AFIM invested its capital mainly in the purchase of mortgage servicing portfolios from the Resolution Trust Corporation and during that period its servicing portfolio reached a principal balance of approximately $750 million.

      The servicing portfolio was AFIM's primary source of revenue and cash flows. In March 1994, AFIM determined that it needed to enter the retail origination market to increase its servicing portfolio through the origination of new loans rather than bulk purchases, which would require raising additional capital. AFIM also determined that it needed to find an origination concept and strategy that would not require the capital necessary to implement a traditional branch office operation. AFIM wanted to take advantage of the many new technologies which had recently became available to the mortgage industry. It


                                    Page - 3

                                                        Advanced Financial, Inc.

was at this time that AFIM initiated its concept of putting a loan officer directly in an established real estate office.

      During March and April, 1994, AFIM proceeded to invest a significant amount of its capital into both systems and personnel in an effort to implement this new origination strategy. AFIM had anticipated marketing this new concept in May, 1994. Unfortunately, technical problems encountered in meshing the technologies for its Desk Top Origination units delayed marketing until January, 1995. During 1995, AFIM was very successful in establishing its strategy in several real estate offices around the country.

      Although AFIM was successful in locating real estate offices in which to implement its Desk Top Origination System, it was not nearly as successful in hiring experienced and qualified loan officers to operate the locations. The inability to hire experienced loan originators caused AFIM to fall significantly short of its loan production goals and projections. Therefore, AFIM was unable to generate from its loan production operations the revenue and cash flow necessary to support the infrastructure which was in place to handle much higher anticipated volumes. This led to significant losses during fiscal 1996 and fiscal 1997.

      In an effort to generate the capital necessary to support the loan production operations, AFIM sold approximately $234,000,000 of its remaining servicing portfolio in September 1996 and an additional $9,000,000 in the fourth quarter of fiscal year 1997, anticipating that loan production would increase sufficiently to offset the lost revenue and cash flow previously realized from the servicing operations. Unfortunately, loan production did not increase as anticipated and AFIM had to close several of its nonproductive locations. AFIM's revenues and cash flow were insufficient to continue to support current operations and in January, 1997, AFIM decided that it would be in the best interest of the continuity of the Company's business enterprise to temporarily suspend its active mortgage operations and liquidate its remaining assets to satisfy creditors.

      On February 3, 1997, AFIM entered into an agreement to sell its remaining loan production operations to First Mortgage Investment Co. ("FMIC"). This allowed AFIM to eliminate the costs related to those operations. At that time, AFIM still had approximately $150,000,000 of mortgage servicing rights of The Government National Mortgage Association ("GNMA"), from which it derived some revenue.

      However, due to the nature of the servicing portfolio and AFIM's lack of capital, AFIM was unable to service the portfolio properly within GNMA's guidelines. Thus, in April, 1997, AFIM advised GNMA of its deteriorating financial condition and requested approval for the sale of the remaining GNMA servicing rights to a third party. AFIM also advised GNMA that if the transaction was consummated under the proposed terms, AFIM anticipated having a shortage of approximately $350,000 to $400,000 in AFIM'S mortgage custodial accounts, however, GNMA chose to seize the servicing portfolio instead of approving the sale. At such time, AFIM decided that it would be in the best interest of the continuity of the Company's business enterprise to temporarily suspend its active mortgage operations. The Company sold most of its remaining fixed assets to FMIC in May 1997. For additional information concerning the history of the Company and AFIM, see "SUBSEQUENT EVENTS" set forth above.

Description of Real Estate and Operating Data
---------------------------------------------

     At March 31, 1997, the only real estate owned by or in which the Company had an investment interest was the Company's headquarters building which was developed for the Company and which the Company occupied in June of 1993. The building housed all administrative functions of the Company. The Company currently leases the building to the mortgage company who purchased the production platform until such time as the sale of the building is completed.


                                    Page - 4

                                                        Advanced Financial, Inc.

      Loan Servicing
      --------------

        Prior to fiscal year 1997, the Company serviced substantially all the mortgage loans that it originated or purchased from failed institutions. Servicing includes collecting and remitting loan payments, making advances when required, accounting for principal and interest, holding escrow (impound) funds for payment of taxes and insurance, making inspections of the mortgage premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. The Company received fees for servicing the mortgage loans in its servicing portfolio, which mortgage loans were owned by investors. The fees on the Company's servicing portfolio were calculated on the outstanding principal balances of the loans serviced and were recorded as income when earned. Other fee income consisted of ancillary income (late charges, fax fees, insurance commissions, etc.) associated with loan servicing and was recorded as income when collected.

      The Company's servicing portfolio was subject to reduction by normal amortization and by prepayment or foreclosure of loans. In addition, the Company had in the past sold portions of its portfolio of loan servicing rights. In general, the decision to buy or sell servicing rights was based upon management's assessment of the Company's cash requirements, the Company's debt to equity ratio and other significant financial ratios, the market value of servicing rights, and the Company's current and future earnings objectives.

        During fiscal year 1997, the majority of all loans originated by the Company were sold servicing released to private investors on a non-recourse basis. In addition, due to the Company's continued losses in fiscal years 1996 and 1997, management made the decision in September 1996 to sell the entire servicing portfolio to pay off as much related indebtedness as possible. At that time, the sale of the servicing allowed the Company to significantly reduce its cash flow needs.

      Servicing Capability
      --------------------

      In the past a non-affiliated third party provided electronic data processing through the Company's IBM AS/400. This relationship and service was terminated, in April, 1997.

      Servicing Portfolio Characteristics
      -----------------------------------

      The following table sets forth certain information regarding the Company's servicing portfolio of mortgage loans, including loans held for sale, for the periods indicated:

                                                March 31, 1996   March 31, 1997
                                                --------------   --------------
                                                (000's Omitted)  (000's Omitted)
Composition of Servicing Portfolio at
  Period End:
      FHA Insured/VA Guaranteed Mortgage Loans      $281,500        $144,000
      Conventional Mortgage Loans.............       198,224           1,700
      Second Mortgages........................           857             250

                Total Servicing Portfolio           $480,581        $145,950


                                    Page - 5

                                                        Advanced Financial, Inc.

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
      30 Days..........................................4.47%           7.20%
      60 Days..........................................0.92%           1.50%
      90 Days..........................................0.79%           0.70%
                Total Delinquencies                    6.18%           9.40%

Foreclosures Pending...................................0.59%           1.70%

      By June 1, 1997, the Company had liquidated the remainder of its servicing portfolio.

      Loan Originations
      -----------------

      In January 1992, the Company expanded its mortgage banking operations to include the ability to refinance mortgage loans. This was designed to enhance the Company's servicing portfolio in several ways. It allowed the Company to retain a portion of its payoffs as new loans. Previously, the refinanced loans enhanced the value of the Company's portfolio because the new loan had a lower note rate and a longer servicing life. During fiscal 1997, originated and refinanced mortgage loans were sold servicing released which increased current cash flow and revenues. Also the revenues and earnings provided by the loan originations allowed the Company to diversify its potential revenue producing business away from loan servicing. During fiscal 1997, the Company originated 1,242 loans with a principal balance of approximately $110,500,000 compared to 1,284 loans with a principal balance of approximately $111,090,000 in fiscal 1996.

      AFIM had developed an important expertise which allowed the Company to close new loans in several states through closing agents and title companies without the necessity to invest in branch office overhead. This expertise was critical in the ability to place Desktop installations in real estate offices nationwide. All processing and underwriting was centralized at AFIM headquarters. Eighteen Desktop terminals were in operation during the fourth quarter of fiscal 1997. The system included core software capabilities which ran on a desktop or personal computer. The Company had in-house computer oriented employees trained on the software to perform necessary modifications to software as well as installation of the software.

      The Company anticipated completed installations (terminals installed and operational, including the staffing of a loan officer on the Company's payroll) of 70 locations by the end of fiscal 1997. Unfortunately the Company did not reach its goal, but did have as many as 45 locations at its peak. Due to various reasons several of these locations did not meet the Company's profitability projections and were subsequently closed. Eighteen locations were in place when the Company sold its production platform. The Company estimated the initial set-up cost of an office for the first 90 days, including monthly cost of license and equipment, office supplies, etc., to be approximately $7,000 per location.

      The system was initially being targeted for placement in real estate brokerage companies with high residential growth. The system was designed to be operated on-site by an AFIM loan representative with "expert systems" feedback to the borrower, an evaluation of loan balance and repayment options. The information was electronically transmitted by modem to AFIM where the actual processing and underwriting were performed. The system offered the convenience of one stop shopping for the home buyer in addition to productivity advantages for the agents. The "Step 1 Pre-Approval Process" provided the potential home buyer with a formal written pre-approval for a monthly mortgage payment based on the application in approximately 48 hours. This allowed the home buyer and real estate agent the advantage of knowing financing opportunities prior to the negotiation of a potential contract.


                                    Page - 6

                                                        Advanced Financial, Inc.

      As another method of increasing mortgage loan originations, in July 1994, the Company began mortgage production operations in the State of Washington. The Company opened operations by hiring some of the staff of a Seattle area mortgage broker. The Company's Desktop terminals were installed in two offices as a means of enhancing operating efficiencies. The predecessor organization developed an active business in non-conforming loan originations which did not meet industry standard credit, loan to value or other criteria. However, due to the high cost of the operation, $576,000 for the first eight months in fiscal year 1996, the Company made the decision to sell the operation in October 1995.

      Loan Processing
      ---------------

      In connection with the origination of each loan, the Company processed the loan application, prepared mortgage documentation, conducted credit checks, had the property valued by appraisers and funded the loan. Loan applications were
approved  by  the  Company's   underwriting   department  for  compliance   with
underwriting criteria, including the loan-to-value ratio, borrower's income qualification and necessary insurance. After approval, the Company's policy was to obtain pre-closing commitments from investors to purchase substantially every loan to be originated or purchased by the Company. In the case of loans to be sold to private investors, the Company submitted the loan file to a prospective investor for its approval.

      FNMA and FHLMC did not review individual loan files prior to issuance of commitments to purchase loans. Upon receipt of a commitment from an investor to purchase a loan or loans from the Company once closed, the Company issued a commitment to the prospective borrower specifying the amount of the loan, the prevailing interest rate, the fees to be paid to the Company and the date on which the Company's commitment expired. The actual interest rate of the loan was established prior to loan closing based upon the then prevailing interest rate, unless the borrower has purchased a "rate lock," which guarantees a specified rate for a designated period. The normal interval of time between the Company's issuing its commitment and the closing of a loan was one to three weeks.

      Types of Loans
      --------------

      Approximately half of the loans serviced by the Company were conventional loans. The Company emphasized the origination of "conforming" loans, which are conventional loans having principal amounts within the maximum amounts eligible for sale to FNMA and FHLMC (currently $203,150 for a one-family property) and which otherwise comply with FNMA and FHLMC requirements. The Company also originated "jumbo" loans (conventional loans that exceed the maximum amounts qualifying for sale to FNMA or FHLMC but that otherwise generally comply with FNMA or FHLMC requirements and other loans that do not comply with FNMA or FHLMC requirements) but that do comply with requirements for sale to private investors. It was the Company's policy to obtain a title insurance policy on every mortgage loan. In addition, substantially all of the Company's originated loans were first mortgage loans. During the fourth quarter of fiscal 1995, the Company did introduce a second mortgage loan program for which the originated loans were sold to private investors.

      Markets and Competition
      -----------------------

      The loan origination market share is somewhat diversified with a few large players and many small players. As a whole, the industry is incorporating technology and pursuing point of sale strategies to generate mortgage loan originations. The company also believes that its strategy for implementing its technology and strategy for point of sale originations was unique and should have allowed it to compete even with its largest competitors. Unfortunately due to the shortage and availability of experienced loan officers, caused by the industry's increased production volumes, the Company was unable to attract and hire experienced loan originators to operate its desktop locations. This meant that the company had to hire and

                                    Page - 7

                                                        Advanced Financial, Inc.

train less experienced personnel. This caused a much longer than anticipated time frame for loan origination volumes to meet projected goals. In many cases, due to the Company's shortage of capital, the Company could not continue to keep the locations open in anticipation of future loan production.

      Regulation
      ----------

      The Company's mortgage banking business was subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and with respect to VA loans, fix maximum interest rates. Moreover, FHA lenders such as the Company were required annually to submit to the Federal Housing Commissioner audited financial statements. FNMA, FHLMC and GNMA required the maintenance of specified minimum net worth levels (which vary depending on the amount of the portfolio serviced). The Company was subject to examination by the Federal Housing Commissioner at all times to assure compliance with FHA regulations, policies and procedures. The Company's mortgage origination activities were subject to the Equal Credit Opportunity Act, the Federal Truth-in Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit and settlement costs.

      Additionally, there were various state laws and regulations affecting the Company's mortgage servicing and banking operations. The Company was also licensed as a mortgage banker or retail installment lender in those states in which it did business that required such a license.

      The Company's conventional mortgage operations may also have been subject to state usury statutes. The Company's FHA and VA loans and activities were exempt from the effect of such statutes.

      Other Operations
      ----------------

      On June 29, 1993, the Company acquired Continental Mortgage Services, Inc.
(CMSI), a consulting company to the mortgage banking industry. CMSI provided support services to mortgage banking institutions, savings and loans and the Resolution Trust Corp. (RTC). CMSI was comprised of highly trained and experienced professionals who excelled in the placement of temporary personnel in mortgage related fields, due diligence, servicing audits, and loan securitization. Approximately 95% of CMSI's time was spent on providing its services to AFIM. At the time of acquisition, CMSI and AFIM were unrelated companies. Due to the Company's increased focus on Desktop, CMSI ceased as an operating company prior to fiscal year end 1997, and is currently inactive.

      On July 1, 1994, the Company purchased for $10,000 the outstanding shares of Network Appraisal Associates, Inc. (Network). Network was previously an unrelated appraisal company providing services to AFIM branch offices and other mortgage banking companies in the Northwest region. However, in the first quarter of fiscal 1996, the Company made the economic decision to discontinue operations of Network.

      On August 1, 1994, the Company purchased 100% of the stock of Century Real Estate of Lincoln, Nebraska. The acquisition was planned as a short term investment which allowed for deployment of some of the first Desktop terminals in a closely monitored real estate brokerage environment. Effective December 20, 1994, the Company sold this temporary investment in Century to Home Real Estate Services of Lincoln, Inc. ("Home") and concurrently through a stock exchange purchased 10% of Home. The combination of Century and Home created the largest real estate brokerage firm in the Lincoln, Nebraska market. Also, as part of the sale, AFIM had the right to install its Desktop Mortgage Loan Origination System in all four of Home's real estate offices in the Lincoln area.

                                    Page - 8

                                                        Advanced Financial, Inc.


      On March 1, 1997 Home elected to exercise its right to repurchase 10% of Home from the Company pursuant to a Stock Redemption Agreement between the Company and Home. The Company received $141,669 from Home for the repurchase of its 10% ownership, the proceeds of which were used to pay down Company debt.

Employees
---------

      As of March 31, 1997, the Company and its subsidiary had 20 employees, all of which were full-time employees.


ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------


Real Estate Owned
-----------------

      At March 31, 1997, AFIM owned fee simple title to a 20,000 square foot office building and the land on which the building sat located at 5425 Martindale, Shawnee, Kansas (the "Property"). The Property is subject to a first and second mortgage. The first mortgage had a principal balance at March 31, 1997 of $734,000 with a fixed interest rate of eleven and three quarters percent (11.75%) per annum and was payable monthly with the entire balance due and payable March 31, 1998. The balance may be prepaid at any time without penalty. In the fourth quarter of the 1996 fiscal year, the Company took out a second mortgage on the Property of $350,000 that was due March 1998. $200,000 of the second mortgage was repaid in fiscal year 1997 from the sale of servicing rights. In the opinion of management, the Property is adequately covered by insurance.

     Subsequent Events. Under the Plan of Reorganization, and subject to the terms and conditions set forth in the Plan of Reorganization, FMIC is to purchase the Property for $1,030,000, the net proceeds of which would satisfy the first mortgage, and would also release the second mortgage it holds against the building. The net proceeds to AFIM from this transaction would be used to satisfy the claims of creditors in accordance with the Plan of Reorganization. This building is currently leased to FMIC. See Item 1: "DESCRIPTION OF BUSINESS -- SUBSEQUENT EVENTS."

Investment Policies
-------------------

      The only type of real estate in which the Company has invested is the office building and land described above. The Company manages its own property and the financing of said property is as described above. The Company has not adopted any policies which would limit the number or amount of mortgages which may be placed on any piece of property owned by the Company. The Company presently has no plans to purchase or invest in real estate except for its headquarters building as described above. No limitations concerning the percentage of assets of the Company which may be invested in any one investment, or type of investment. Any investment policy of the Company may be changed without a vote of security holders.

Investments in Real Estate Mortgages
------------------------------------

      During the first three quarters of fiscal 1997, the Company invested in real estate mortgages by acting as a loan originator as an essential part of its core business. Primarily all mortgage originations were first mortgages on single family dwellings. For a general description of each type of mortgage activity in

                                    Page - 9

                                                        Advanced Financial, Inc.

which the Company engaged, such as origination, servicing and warehousing, and the portfolio turnover rate, see Part I, Loan Servicing; Loan Originations.

Securities  of  or  Interests  in  Persons  Primarily  Engaged  in  Real  Estate
Activities
--------------------------------------------------------------------------------

      During fiscal year 1997, the Company did not invest in securities of or interests in persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------


      In March 1994, the Company was named as co-defendant in a lawsuit filed by two former officers of the Company. The lawsuit, filed in the United States District Court for the District of Nebraska, alleges that the Company violated securities laws, delaying the ability of these former officers from selling common stock of the Company owned by them, resulting in alleged losses of $300,000. The validity of the stock owned by these plaintiffs was the subject of concurrent litigation pending in the state court in Omaha, Nebraska. In January, 1997, the Company settled the litigation by agreeing to issue the plaintiffs a total of 300,000 shares of the Company's restricted common stock. In turn, one of the parties pledged 100,000 shares as collateral for a note receivable of $214,000 due AFIM. At March 31, 1997, the Company has already reserved $74,815 against the note and $140,000 towards the settlement of this litigation. The parties settled this litigation to avoid any further uncertainty and expense of litigation.

      The Company had various other lawsuits initiated from various lenders as a result of the Company's inability to make required payments on its various debt. On November 7, 1997, AFIM filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 97-43122. On May 8, 1998, the Company also filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 98-41228. The two cases were consolidated on July 2, 1998. On November 13, 1998, the United States Bankruptcy Court for the District of Kansas entered the Confirmation Order. The confirmation of the Plan of Reorganization was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 1998. A copy of the Plan was filed as Exhibit 2.1 to the Form 8-K and a copy of the Confirmation Order was filed as Exhibit 99.1 to the Form 8-K. All pending litigation was suspended pending the final outcome of the Company's Chapter 11 Plan of Reorganization. Upon the Company's discharge from bankruptcy, all litigation will have been dismissed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------


      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 1997, either through the solicitation of proxies or otherwise.


                                   Page - 10

                                                        Advanced Financial, Inc.
                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------


      The Company's Common Stock was traded on the American Stock Exchange from March 29, 1993 to April 3, 1997 under the symbol AVF. On December 6, 1996, the Exchange halted trading of the Company's Common Stock due to the fact that the Company was not in compliance with the Exchange's listing requirements. As a result the Company's Common Stock was delisted on April 3, 1997. The Company's Common Stock is currently traded on the NASDAQ Bulletin Board under the symbol AVFI. The following table sets forth the high and low prices for Common Stock as reported on the American Stock Exchange and the NASDAQ Bulletin Board for the four quarters of fiscal years 1996 and 1997. The prices were obtained from the American Stock Exchange and the NASDAQ Bulletin Board. The prices do not include retail mark-ups, mark-downs, or other fees or commissions, and may not represent actual transactions.


                1996
                ----
                                                    High      Low
                                                    ----      ---
           Quarter Ended June 30, 1995              $1.75     $0.88
           Quarter Ended September 30, 1995         $1.56     $1.00
           Quarter Ended December 31, 1995          $1.38     $0.56
           Quarter Ended March 31, 1996             $1.38     $0.69

                1997
                ----
                                                    High      Low
                                                    ----      ---
           Quarter Ended June 30, 1996              $1.62     $1.00
           Quarter Ended September 30, 1996         $1.75     $1.00
           Quarter Ended December 31, 1996          $2.00     $1.00
           Quarter Ended March 31, 1997             $1.38     $1.38



      At January 25, 1999, the closing market price of the Company's common stock was $.012 per share. On such date, 178 holders of record held the Company's common stock and the Company estimates that it has approximately 1,200 beneficial shareholders.

        At March 31, 1997, the Company had not paid any cash dividends on its Common Stock and had not paid any dividends on its 10.5% Series B Preferred Stock since the second quarter of fiscal 1996. The Company was not subject to any restrictive covenants or agreements which limit its ability to pay dividends. At March 31, 1997, AFI Mortgage, Corp. was subject to restrictive covenants in connection with certain of its borrowing arrangements.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

GENERAL
-------

        As described in Item 1 hereof, the Company and AFIM suffered substantial losses in fiscal years 1996 and 1997, management decided that it would be in the best interest of the continuity of the Company's business enterprise to temporarily suspend its active mortgage operations in April 1997 and the Company and AFIM subsequently filed for relief under Chapter 11 of the Bankruptcy Code. The following discussion of the Company's financial condition as of March 31, 1997 and the Company's results of operations for

                                   Page - 11

                                                        Advanced Financial, Inc.

fiscal year 1997 should be read in conjunction with description of events subsequent to March 31, 1997 contained in Item 1 hereof.


RESULTS OF OPERATIONS
---------------------
Year Ended March 31, 1997 Compared To The Year Ended March 31, 1996
-------------------------------------------------------------------

      Liquidity and Capital Resources
      -------------------------------

      The Company's cash and short-term investments decreased from $585,643 at March 31, 1996 to ($106,676) at March 31, 1997. The decrease in cash and short-term investments is attributable to reasons set forth under Item 1:
"DESCRIPTION OF BUSINESS-SUBSEQUENT EVENTS" and Item 1: "DESCRIPTION OF BUSINESS
- DESCRIPTION OF BUSINESS OF THE COMPANY AND AFIM."

      Income/losses
      -------------

      Consolidated operating result for fiscal year 1997 reflect a net loss of $5,077,639 as compared to a net loss of $3,184,577 in fiscal year 1996. The increase in losses is attributable to reasons set forth under Item 1:
"DESCRIPTION OF BUSINESS-SUBSEQUENT EVENTS" and Item 1: "DESCRIPTION OF BUSINESS
- DESCRIPTION OF BUSINESS OF THE COMPANY AND AFIM."

FINANCIAL POSITION
------------------

     During fiscal 1997, the Company saw a significant decrease in the Company's assets and stockholders' equity. The Company's total assets were $2,158,102 at March 31, 1997 compared to $17,313,516 at March 31, 1996. Stockholders' deficit was $(3,015,428) at March 31, 1997 compared to equity of $978,329 at March 31, 1996. These decreases were due to the Company continuing to operate at a loss during fiscal 1997, the sale of the Company's loan production operations and the sale and transfer of its mortgage servicing rights. The Company sold its loan production operations in February, 1997 causing its loans held for sale to decrease to $305,193 at March 31, 1997 compared to $10,110,747 at March 31, 1996. Notes Payable also decreased to $1,768,427 at March 31, 1997 compared to $13,412,419 at March 31, 1996 due to the fact that the Company was no longer borrowing on its warehouse facility to fund loan originations. At March 31, 1997, the Company had written of all of its mortgage servicing rights compared to the balance at March 31, 1996 of $2,440,280. Since the majority of the Company's operations had been suspended at March 31, 1997, the Company also wrote off all its Excess of Cost Over Fair Value compared to the balance at March 31, 1996 of $524,798.

      At March 31, 1997, the Company had a negative cash position of $106,676 compared to a positive cash position of $585,643 at March 31, 1996. After year end, the Company covered its negative cash position from the collection of receivables and the funding of the remaining Mortgage Loans Held for Sale. Since March 31, 1997, and while operating under the protection Chapter 11 of the Bankruptcy code, the Company has been able to fund its limited operations from the sale of various assets and the collection of various receivables.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

      None


                                   Page - 12

                                                        Advanced Financial, Inc.

ITEM 7.  FINANCIAL STATEMENTS


      Financial statements for the years ended March 31, 1997 and March 31, 1996, are presented on the following pages.


                                   Page - 13

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Advanced Financial, Inc.
  and Subsidiaries

We have audited the accompanying consolidated balance sheet of Advanced Financial, Inc. and Subsidiaries as of March 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Financial, Inc. and Subsidiaries as of March 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, on November 7, 1997, the Company filed a voluntary petition for reorganization in the United States Bankruptcy Court for the District of Kansas (Bankruptcy Court) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code). Pursuant to the Bankruptcy Code, the Company has continued to manage its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, but has no ongoing operations. On November 13, 1998, the Bankruptcy Court confirmed the Company's First Amended Joint Plan of Reorganization dated July 29, 1998. These factors, among others, as discussed in Note B to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

/s/ Grant Thornton LLP
___________________________


Kansas City, Missouri
December 17, 1998

                                      13-1

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Board of Directors
Advanced Financial, Inc.
   and Subsidiaries:

We have  audited  the  accompanying  consolidated  balance  sheets  of  Advanced
Financial, Inc. and subsidiaries as of March 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for your opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of March 31, 1996 and the results of their operations and their cash flows for the year then ended.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the consolidaed financial statement, the Company has incurred net losses of $3,184,577 and $3,963,497 during the years ended March 31, 1996. This loss, along with other matters as set forth in note B, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG LLP

/s/ KPMG LLP
________________________


Kansas City, Missouri
June 30, 1996

                                      13-2

                                                     Advanced Financial, Inc.
                                                         and Subsidiaries
                                                   CONSOLIDATED BALANCE SHEETS
                                                             March 31,


           ASSETS                                                                  1997                 1996
                                                                            -------------------   ------------------
Cash                                                                               $         -            $ 585,643
Mortgage servicing advances and accounts receivable (note A2)                          440,367              520,620
Mortgage loans held for sale (notes A3, D, and E)                                      305,193           10,110,747
Mortgage loans held for investment (notes A3 and E)                                     12,713               94,932
Purchased mortgage servicing rights, net (notes A2, C, and E)                                -            2,440,280
Property and equipment, net (notes A4, E, F, and J)                                  1,303,802            1,718,355
Excess of cost over fair value of assets acquired, net of accumulated
  amortization of $235,899 in 1996 (note A5)                                                 -              524,798
Prepaid expenses                                                                        23,121              191,442
Deferred income taxes (notes A8 and I)                                                       -              440,000
Other investment (note K)                                                                    -              235,800
Receivable from related party (note H)                                                       -              190,000
Other (note L)                                                                          72,906              260,899
                                                                            -------------------   ------------------
                                                                                   $ 2,158,102         $ 17,313,516
                                                                            ===================   ==================


           LIABILITIES AND STOCKHOLDERS' EQUITY
             (DEFICIENCY)
LIABILITIES (note B)
     Bank overdraft                                                                  $ 106,676         $      -
     Accounts payable and accrued expenses                                           2,919,541            2,507,103
     Notes payable (note E)                                                          1,768,427           13,412,419
     Notes payable on stock rescission (note G)                                        200,000                -
     Capitalized lease obligations (note F)                                            178,886              415,665
                                                                            -------------------   ------------------
                                                                                     5,173,530           16,335,187

COMMITMENTS AND CONTINGENCIES (notes F, G, and L)                                            -                    -

STOCKHOLDERS' EQUITY (DEFICIENCY) (notes B, G, and H)
     Preferred stock, Series B, $.005 par value 10,000,000 shares authorized; 363,000 and 372,000 shares issued
       and outstanding, respectively                                                     1,815                1,860
     Common stock, $.001 par value; 25,000,000 shares authorized;
       5,836,476 and 3,875,476 shares issued, respectively                               5,836                4,256
     Paid-in capital                                                                 9,959,840            8,877,493
     Accumulated deficit                                                           (12,541,574)          (7,463,935)
                                                                            -------------------   ------------------
                                                                                    (2,574,083)           1,419,674

     Treasury stock, 99,869 shares of common stock, at cost                           (441,345)            (441,345)
                                                                            -------------------   ------------------
                                                                                    (3,015,428)             978,329
                                                                            -------------------   ------------------
                                                                                   $ 2,158,102         $ 17,313,516
                                                                            ===================   ==================


                                      The accompanying notes are an integral part of these statements.

                                                               13-3



                                                     Advanced Financial, Inc.
                                                         and Subsidiaries
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       Year ended March 31,




                                                                                      1997                 1996
                                                                            -------------------   ------------------

Revenues
     Servicing fees                                                                $ 1,558,933          $ 2,466,646
     Gains on sales of mortgage loans, net (including
       origination fee income of $788,868 and $891,932,
       respectively)                                                                 2,232,547            2,531,580
     Other fees                                                                        674,388            1,009,685
     Gains on sales of mortgage servicing rights                                       827,482               99,759
     Interest                                                                          691,559              639,458
     Other                                                                             151,864              144,200
                                                                            -------------------   ------------------
           Total revenues                                                            6,136,773            6,891,328

Expenses
     Servicing expense                                                               1,630,457            1,420,763
     Personnel                                                                       2,903,116            3,789,712
     General and administrative                                                      2,275,168            2,239,103
     Interest                                                                          851,952              721,281
     Depreciation and amortization                                                   2,201,103            1,485,192
     Other                                                                             910,456              370,504
                                                                            -------------------   ------------------
           Total expenses                                                           10,772,252           10,026,555
                                                                            -------------------   ------------------

           Loss before income taxes                                                 (4,635,479)          (3,135,227)

Income tax expense (notes A8 and I)                                                   (442,160)             (49,350)
                                                                            -------------------   ------------------
           Net loss                                                               $ (5,077,639)        $ (3,184,577)
                                                                            ===================   ==================

Weighted average shares outstanding                                                  4,651,327            3,776,000
                                                                            ===================   ==================

Loss per common share (note A9)                                                        $ (1.12)             $ (0.88)
                                                                            ===================   ==================



                                 The accompanying notes are an integral part of these statements.

                                                               13-4


                                                     Advanced Financial, Inc.
                                                         and Subsidiaries
                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                                                        EQUITY (DEFICIENCY)
                                               Years ended March 31, 1997 and 1996

                                        Preferred        Common        Paid-in        Accumulated      Treasury
                                          stock          stock         capital          deficit         stock           Total
                                       -------------  ------------- --------------- ---------------- -------------  ---------------

Balance at April 1, 1995                    $ 1,860        $ 3,876      $8,642,442     $ (4,162,178)   $ (441,345)     $ 4,044,655

Net loss                                          -              -               -       (3,184,577)            -       (3,184,577)

Services rendered in exchange
  for stock options                               -              -          45,431                -             -           45,431

Exercise of stock options (notes G
  and H)                                          -            380         189,620                -             -          190,000

Dividends on preferred stock,
  $.32 per share (note G)                         -              -               -         (117,180)            -         (117,180)
                                       -------------  ------------- --------------- ---------------- -------------  ---------------

Balance at March 31, 1996                     1,860          4,256       8,877,493       (7,463,935)     (441,345)         978,329

Net loss                                          -              -               -       (5,077,639)            -       (5,077,639)

Exercise of stock options (notes G                -            771         414,361                -             -          415,132
  and H)

Services rendered in                              -            500         593,250                -             -          593,750
  exchange for stock (note G)

Stock issued in legal
  settlement (note L)                             -            300          74,700                -             -           75,000

Conversion of 9,000 shares of
  preferred stock to common stock               (45)             9              36                -             -                -
                                       -------------  ------------- --------------- ---------------- -------------  ---------------

Balance at March 31, 1997                   $ 1,815        $ 5,836      $9,959,840     $(12,541,574)   $ (441,345)     $(3,015,428)
                                       =============  ============= =============== ================ =============  ===============



                                       The accompanying notes are an integral part of this statement.

                                                               13-5


                                                     Advanced Financial, Inc.
                                                         and Subsidiaries
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Year ended March 31,


                                                                                       1997                  1996
                                                                                -----------------    ----------------
Cash flows from operating activities
     Net loss                                                                      $ (5,077,639)        $ (3,184,577)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
        Depreciation and amortization                                                 2,201,103            1,485,192
        Gains on sales of mortgage loans held for sale                               (2,232,547)          (2,531,580)
        Gains on sales of mortgage servicing rights                                    (827,482)             (99,759)
        Gain on sale of investment                                                      (18,205)                   -
        Deferred income taxes                                                           440,000               50,000
        Services rendered in exchange for stock options                                       -               45,431
        Services rendered in exchange for stock                                         593,750                    -
        Stock issued in legal settlement                                                 75,000                    -
        Mortgage loans held for sale originated                                    (117,647,385)        (111,090,000)
        Mortgage loans held for sale sold                                           129,685,486          105,862,745
        Changes in assets and liabilities:
           Mortgage servicing advances and accounts receivable                           80,253              763,287
           Prepaid expenses and other assets                                            285,916              121,384
           Accounts payable and accrued expenses                                        412,438              686,254
                                                                            --------------------   ------------------
              Net cash provided by (used in) operating activities                     7,970,688           (7,891,623)
Cash flows from investing activities
     Acquisition of property and equipment                                              (26,978)             (32,060)
     Purchase of mortgage servicing rights                                                    -              (11,172)
     Proceeds from sale of foreclosed assets                                                  -               57,931
     Proceeds from sales of mortgage servicing rights                                 2,103,386                    -
     Principal payments received on other receivables                                   302,336               61,578
     Principal payments received on mortgage loans held for investment                   82,219               41,593
     Proceeds from sale of investment                                                   141,669                    -
                                                                            --------------------   ------------------
               Net cash provided by investing activities                              2,602,632              117,870
Cash flows from financing activities
     Bank overdraft                                                                     106,676                    -
     Change in revolving borrowings, net                                             (9,449,895)           7,726,195
     Proceeds from notes payable                                                        739,031              984,399
     Notes payable on stock rescission                                                  200,000                    -
     Principal payments on notes payable                                             (2,933,128)            (453,811)
     Payments on capitalized lease obligations                                         (236,779)            (292,363)
     Payment of preferred dividends                                                           -             (117,180)
     Exercise of stock options                                                          415,132                    -
                                                                            --------------------   ------------------
              Net cash provided by (used in) financing activities                   (11,158,963)           7,847,240
                                                                            --------------------   ------------------
              Net increase (decrease) in cash                                          (585,643)              73,487
Cash at beginning of year                                                               585,643              512,156
                                                                            --------------------   ------------------
Cash at end of year                                                                $          -         $    585,643
                                                                            ====================   ==================
Supplemental disclosures of cash flow information
     Cash paid for interest                                                        $    845,346         $    608,293
     Cash paid for taxes                                                                  2,160                    -
Supplemental disclosures of noncash financing and investing activities
     Acquisition of fixed assets financed by capital leases                        $          -         $     66,686
     Receivable recognized for exercise of stock options                                      -              190,000
     Conversion of preferred stock to common stock                                           45                    -

                                      The accompanying notes are an integral part of these statements.

                                                                    13-6

                            Advanced Financial, Inc.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Asummary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     1. Organization and Principles of Consolidation

     Advanced  Financial,  Inc. (the  Company) owns 100% of AFI Mortgage,  Corp.
     (AFI). Prior to ceasing operations in 1997, AFI originated, sold to investors, and serviced residential first mortgage loans (see Note B). The Company also owns 100% of Continental Mortgage Services, Inc. (CMSI) and Network Appraisals, Inc. (Network). CMSI and Network provided consulting and appraisal services to AFI and other mortgage banking companies. During the fiscal year ended March 31, 1996, both of those subsidiaries became inactive.

     The consolidated  financial statements include the accounts of the Company,
     AFI,  CMSI,  and  Network.  All  significant   intercompany   accounts  and
     transactions have been eliminated.

     2. Mortgage Servicing Rights and Mortgage Servicing Advances Receivable

     Purchased mortgage servicing rights were recorded at cost and were amortized in proportion to and over the estimated positive future cash flows derived from servicing the portfolio. The Company evaluated the recoverability of the cost of each bulk purchase of servicing rights, or, in the case of correspondent purchases, by grouping such servicing rights by interest rates and purchase dates of similar loans. If necessary, the Company further disaggregated bulk purchases for purposes of evaluating recoverability if the underlying loans did not have similar underlying economic characteristics. The Company estimated remaining net cash flows to be received from servicing the portfolio; if such amounts, on a discounted basis, were less than amortized cost, appropriate amortization adjustments were made. This additional amortization, when required, resulted in servicing rights being carried at the lower of cost or market. Gains on sales of mortgage servicing rights were determined by deducting from the selling price the remaining unamortized cost of such servicing rights.

     In connection with servicing mortgage-backed securities guaranteed by federal agencies, the Company advanced certain principal and interest payments to security holders prior to their collection from specific mortgagors. In addition, the Company made certain payments of property taxes and insurance premiums in advance of collection from specific mortgagors, as well as certain payments of attorneys' fees and other costs related to loans in foreclosure. Such advances were included in mortgage servicing advances receivable.

                                      13-7

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     3. Mortgage Loans Held for Sale and Investment

     Mortgage loans held for sale are carried at the lower of cost or fair market value as determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate basis. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans at the date of sale using the specific identification method. Mortgage loans held for investment are carried at the lower of cost or market on the date of acquisition or transfer from the held for sale account.

     4. Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, ranging from three years to thirty years.

     5. Excess of Cost Over Fair Value of Assets Acquired

     The excess of cost over fair value of assets acquired, resulting from the Company's acquisition of AFI, was being amortized over fifteen years. The Company has evaluated this excess to be of no future value and has written off the entire amount during the year ended March 31, 1997.

     6. Foreclosed Assets

     Foreclosed   assets,   included  as  other   assets  in  the   accompanying
     consolidated balance sheets, are recorded at the lower of the loan balance or the fair value of the property less estimated selling costs.

     7. Servicing and Other Fees

     Servicing fees represent fees earned for servicing mortgage loans owned by investors. These fees are calculated on the outstanding principal balances of the loans serviced and are recorded as income when collected.

     Other fees consist of ancillary income associated with loan servicing and are recorded as income when collected.

                                      13-8

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     8. Income Taxes

     The Company accounts for income taxes under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized to the extent management believes that it is more likely than not that they will be realized.

     9.  Loss Per Common Share

     Loss per common share is based on the weighted average number of common shares outstanding during the periods plus common stock equivalents, when dilutive, consisting of stock options and warrants. For purposes of this computation, net losses have been adjusted for the dividends on the preferred stock. The computation of fully diluted loss per share includes the common stock issuable upon conversion of preferred stock, when dilutive. Because the effect of such inclusion is anti-dilutive in 1997 and 1996, fully diluted per share information is not presented herein.

     10. Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                      13-9

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996

NOTE B - BANKRUPTCY AND REORGANIZATION

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

     The Company experienced net losses of $5,077,639 and $3,184,577 for the years ended March 31, 1997 and 1996, respectively. In an effort to generate the capital necessary to support loan production operations, the Company sold most of its servicing portfolio, anticipating that loan production would increase sufficiently to offset the lost revenue and cash flow previously realized from the servicing operations. Unfortunately, loan production did not increase as anticipated, and the Company had to close several of its nonproductive locations. Ultimately, revenues and cash flow were insufficient to continue to support current operations and in January 1997, the Company decided to discontinue its operations and liquidate its remaining assets to satisfy creditors.

     In February 1997, the Company entered into an agreement to sell its remaining loan production operations to First Mortgage Investment Co.
     (FMIC). This allowed the Company to eliminate the costs related to those operations. At that time, the Company still had approximately $150,000,000 of GNMA mortgage servicing rights, from which it derived some revenue.

     However, due to the nature of the servicing portfolio and the lack of capital, the Company was unable to service the portfolio properly within GNMA's guidelines. Thus, in April 1997, the Company advised GNMA of its deteriorating financial condition and requested approval for the sale of the remaining GNMA servicing rights to a third party. The Company also advised GNMA that if the transaction was consummated under the proposed terms, the Company anticipated having a shortage of approximately $350,000 to $400,000 in the Company's mortgage custodial accounts. GNMA chose to seize the servicing portfolio instead of approving the sale. As a result, the Company was left with no ongoing operations.

     As a result of these events, on November 7, 1997, the Company filed a voluntary petition for reorganization in the United States Bankruptcy Court for the District of Kansas (Bankruptcy Court) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code).

     On November 13, 1998, the Bankruptcy Court confirmed the Company's First Amended Joint Plan of Reorganization (the Plan) dated July 29, 1998.


                                      13-10

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996

NOTE B - BANKRUPTCY AND REORGANIZATION - Continued

     Pursuant to the Plan, among other things:

          (a) FMIC, a creditor of the Company, will release its secured claims against, and acquire certain assets of the Company in exchange for 1,800,000 shares of common stock of the Company, initially constituting 60% of the 3,000,000 new shares to be issued as part of the Company's recapitalization and reorganization. In addition, FMIC has an option to acquire an additional 3,000,000 shares at $.50 per share or $1.5 million increasing its ownership to 80% of the outstanding shares of the Company.

          (b) The Company will issue shares of common stock, warrants and make partial payments to certain other creditors in exchange for a release of their claims. The creditors will receive 900,000 shares of common stock of the Company, constituting 30% of the 3,000,000 new shares to be issued as a part of the Company's recapitalization and reorganization. The creditors will also receive 900,000 warrants allowing the holder to purchase one share of common stock per warrant at a price of $1.25. The warrants are callable by the Company at 130% of the strike price paid and expire on March 31, 2002.

          (c) Shares currently held by preferred and common shareholders of the Company will be canceled and they will receive 300,000 shares of new common stock of the Company, constituting 10% of the 3,000,000 new shares to be issued as part of the Company's recapitalization and reorganization. Each preferred and common shareholder will receive approximately .05269 new shares for each old share.

     The completion of these transactions is subject to numerous conditions.

     In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon completion of the Plan. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management believes the steps in the Plan are sufficient to provide the Company with the ability to continue in existence.

                                     13-11

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996

NOTE C - MORTGAGE SERVICING RIGHTS

     Purchased mortgage servicing rights are presented net of accumulated amortization of $0 and $3,326,547 at March 31, 1997 and 1996, respectively. A summary of the activity related to purchased mortgage servicing rights is as follows at March 31,

                                        1997             1996
                                        ----             ----
Balance at beginning of year          $2,440,280       $3,534,450
Purchases                                    -             11,172
Scheduled amortization                  (542,497)      (1,010,047)
Amortization resulting from impairment  (621,879)         (95,295)
Sales                                 (1,275,904)             -
                                      -----------      -----------
Balance at end of year                $     -          $2,440,280
                                      ===========      ===========


NOTE D - MORTGAGE BANKING ACTIVITIES

     The Company's portfolio of mortgage loans serviced for investors, including loans originated by the Company, aggregated approximately $150,000,000 and $481,000,000 at March 31, 1997 and 1996, respectively. Included in the portfolio at March 31, 1997 and 1996 are approximately $150,000,000 and $188,000,000, respectively, of GNMA mortgage-backed securities (see Note
     B). Under terms of the guarantee agreement with GNMA, the Company was required to advance principal and interest not collected from the mortgagor and is liable for amounts lost in foreclosure of defaulted loans not recovered from the loans' insurers.

     At March 31, 1997 and 1996, escrow funds related to the serviced loans approximated $4 million and $12.5 million, respectively, and are not included in the accompanying consolidated balance sheets. Included in servicing expense are foreclosure losses of $1,023,444 and $728,703 at March 31, 1997 and 1996, respectively.

     AFI carries blanket bond coverage of $1,000,000 and errors and omissions coverage of $1,200,000 at March 31, 1997.


                                     13-12

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996

NOTE E - NOTES PAYABLE

  The following summarizes the Company's notes payable at March 31,

                                              1997        1996
                                              ----        ----
Borrowings under a $17,000,000 line of
   credit,  collateralized by mortgage
   loans and mortgage servicing rights,
   interest at the agreement's default
   rate of prime plus 4% (12.5% at March
   31, 1997),  due January 31, 1997.        $289,749  $10,591,644
Borrowings under a $1,000,000 line of
   credit, collateralized by mortgage
   servicing rights, interest at 9.75%,
   monthly payments of $20,517 with
   final payment due July 1, 1999.           328,897      727,559
Note payable, collateralized by mortgage
   servicing rights, interest at 10.25%,
   with monthly payments of $4,758 and
   final payment due August  1, 1998.         72,244      534,069
Note payable, collateralized by real
   estate, interest at 11.75%, with
   monthly payments of $8,812 and final
   payment due March 28, 1998.               734,177      589,848
Note payable, collateralized by stock,
   interest at 9.5%, with payment due
   December 1, 1996.                          35,000       43,399
Note payable, collateralized by note
   receivable, interest at 9.5%, with
   monthly installments of $5,556, with
   final payment due January 1, 1998.         53,196      111,752
Note payable,  collateralized by furniture
   and fixtures,  interest at prime plus
   2% (10.5% at March 31,
   1997), with monthly installments of
   $1,389, with final payment due
   February 27, 2001.                         55,145       64,148
Note payable, collateralized by real
   estate and mortgage servicing rights,
   interest only at prime plus 6% (14.25%
   at March 31, 1997), with
   payment of $150,000 due September 30,
   1996 and final payment due March 29,
   1998.                                     200,019      350,000
Note payable, collateralized by
   servicing rights, interest only at
   prime plus 4%, with final payment due
   September 30, 1996.                            -       400,000
                                          ----------  -----------

                                          $1,768,427  $13,412,419
                                          ==========  ===========


                                     13-13

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996

NOTE E - NOTES PAYABLE - Continued

  Substantially all of the Company's mortgage loans held for sale, mortgage loans held for investment and servicing rights (both purchased and originated), and property and equipment are pledged to secure the notes payable.


NOTE F - CAPITALIZED LEASE OBLIGATIONS

  The Company has entered into various capital lease agreements relating primarily to computer equipment and furniture. The future lease payments as of March 31, 1997 are as follows:

           Year               Amount
           ----               ------
           1998              $173,375
           1999                13,815
                             --------
    Total future lease        187,190
         payments

Less amounts representing
interest at rates ranging
      from 7% to 10%            8,304
                             --------
                             $178,886

  The Company has entered into various operating lease agreements for branch locations. The operating lease expense for fiscal 1997 and 1996 were approximately $235,000 and $283,000, respectively. Most of the operating leases are short-term in nature.


NOTE G - CAPITAL STOCK

  On June 4, 1992, the Company completed an offering of 400,000 units at an offering price of $4 per unit. In connection with the offering, the Company issued warrants to the underwriter to acquire 40,000 units. The underwriter's warrants are exercisable until June 1, 1997 at an exercise price of $6.60. Each unit consisted of one share of Series B preferred stock, one Class A warrant and one Class B warrant. The preferred stock bears a 10.5% cumulative dividend rate. Total unpaid cumulative dividends at March 31, 1997 is $230,580. The preferred stock is redeemable at the option of the Company upon payment of one share of common stock plus all unpaid dividends. The Class A warrants entitled the holder to purchase one share of the Company's common stock for $3.50 until December 4, 1993, at which time the warrants expired. The Class B warrants entitled the holder to purchase one share of the Company's common stock for $10 until December 4, 1996, at which time they expired.

                                     13-14

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996

NOTE G - CAPITAL STOCK - Continued

  On March 29, 1993, the Company completed an offering of 900,000 shares of common stock at an offering price of $4.25 per share. In addition, the Company issued warrants to the underwriter to acquire 100,000 shares of common stock. The warrants are exercisable until March 29, 1998, at an exercise price of $5.95. None were exercised before the expiration date.

  On September 30, 1996, the Company issued to three companies a total of 1,000,000 shares of common stock valued at $0.50 per share in exchange for $500,000 of promissory notes, of which the Company had collected $200,000. In December 1996, the Company was notified this private placement violated the listing agreement with the American Stock Exchange (See Note L). Therefore, all parties agreed to rescind the issue and, accordingly, the transaction is not reflected in the 1997 financial statements. The $200,000 received is recorded as notes payable on stock rescission.

  On October 1, 1996, the Company entered into two consulting agreements with two independent consulting firms to perform public relation services for the Company. Each agreement provided the issuance of 250,000 shares of common stock in exchange for the service. Although the consulting agreements were finalized on October 1, 1996, the Company entered into a letter of agreement on August 27, 1996 at which time the market value of the Company's common stock was $1.1875. The resulting value of the service of $593,750 is reflected as expense in the 1997 consolidated statement of operations as well as equity on the consolidated balance sheet at March 31, 1997.


NOTE H - STOCK OPTION PLANS

  The Company has key employee option and incentive stock option plans. Options to acquire common stock are granted, at fair market value, on the date of grant and expire in 2001 through 2006; 2,000,000 shares of common stock have been reserved for issuance under the plans. The following schedule sets forth information regarding option activity under these plans:

                                     13-15

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996

NOTE H - STOCK OPTION PLANS - Continued

                                             Number     Option price
                                             ------     ------------
Outstanding at April 1, 1995                 601,900    $1.31-4.25
Granted                                      663,991      .81-1.25
Canceled                                     (12,000)    1.31-4.25
                                          -----------
Outstanding at March 31, 1996              1,253,891      .81-4.25
Granted                                    1,708,824      .50-2.00
Canceled                                  (1,040,150)     .81-4.25
Exercised                                 (1,152,000)     .50-1.50
                                          -----------
Outstanding at March 31, 1997                770,565      .81-4.25
                                          ===========

  As of March 31, 1997, 273,865 of the above options were exercisable.

  On February 15, 1996, the Company entered into consulting agreements with four companies. Under the terms of each agreement, the Company is to be provided with financial and public relations services, including advice concerning marketing surveys, investors profile information, investors' methods of expanding investor support and increasing investor awareness of the Company and its products and services. The term of each consulting agreement is six months, commencing on February 15, 1996. As compensation for each consultant's services, the Company has granted options to purchase 1,000,000 shares of common stock to the consultants at an exercise price of $.50 per share. Options to acquire 380,000 shares were exercised subsequent to March 31, 1996, and have been reflected as a receivable from related party and an increase in stockholders' equity of $190,000 in the accompanying 1996 financial statements. The $190,000 was collected and the remaining 620,000 options were exercised during the fiscal year ended March 31, 1997.

  The disclosures required under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, are not material, and, in light of the bankruptcy of the Company, are meaningless and may be misleading.



                                     13-16

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996

NOTE I - INCOME TAXES

  The following are the components of income tax expense for the years ended March 31,

                          1997        1996
                          ----        ----
Current                 $  2,160    $     -
Deferred                 440,000      49,350
                         -------     -------
                        $442,160    $ 49,350
                         =======     =======

Federal                 $440,000    $ 40,517
State                      2,160       8,833
                         -------     -------
                        $442,160    $ 49,350
                         =======     =======

  The difference between actual income tax expense and expected income tax benefit at the statutory federal income tax rate (34%) computes as follows:

                                                    1997          1996
                                                    ----          ----
Expected  income tax benefit at statutory rate  $(1,576,063)  $(1,065,977)
State income taxes, net                            (221,951)     (140,094)
Amortization  of  excess  cost  over fair
   value of assets acquired                         178,431        17,242
Change in valuation allowance                     2,276,190     1,183,660
Other, net                                         (214,447)       54,519
                                                ------------  ------------
    Actual income tax expense                   $   442,160   $    49,350
                                                ===========   ===========

                                     13-17

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996

NOTE I - INCOME TAXES - Continued

  The following is the tax effect of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at March 31,

                                         1997         1996
                                         ----         ----
Deferred tax assets:
  Net operating loss carryforward      $3,600,104   $1,893,261
  Valuation reserves                      195,002      165,579
  Basis difference in purchased
    mortgage servicing rights                  -       343,481
  Deferred state taxes                    534,071      307,535
  Other                                     1,965        2,383
                                         --------     --------
    Total deferred tax assets           4,331,142    2,712,239

Deferred tax liabilities:
  Basis difference in excess cost
    over fair value of assets                  -      (178,432)
    acquired
  Basis difference in fixed assets             -       (37,330)
  Deductible prepaid expenses                  -        (3,664)
  Other                                    (2,211)         (72)
                                         --------     --------
    Total deferred tax liabilities         (2,211)    (219,498)
                                        4,328,931    2,492,741
Valuation allowance                    (4,328,931)  (2,052,741)
                                       ----------   ----------

    Net deferred tax asset             $       -    $  440,000
                                       ==========    =========

  The Company has net operating loss carryforwards of approximately $10.6 million as of March 31, 1997. These net operating losses will expire in the years ended March 31, 2009 through March 31, 2012.

  Total deferred taxes consist primarily of the benefit of the net operating loss carryforward. Management has established a valuation allowance of $4,328,931 to reduce the total deferred tax asset to $0. As of March 31, 1997, the Company has no recoverable income taxes previously paid.



                                     13-18

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996

NOTE J - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at March 31,

                                         1997         1996
                                         ----         ----
Land                                 $  300,000   $  300,000
Building                                905,344      905,344
Furniture and fixtures                  386,034      387,965
Office and computer equipment           957,646      930,667
Automobile                                5,331        5,331
                                      ---------    ---------
                                      2,554,355    2,529,307

Accumulated depreciation              1,250,553      810,952
                                      ---------    ---------
                                     $1,303,802   $1,718,355
                                      =========    =========


NOTE K - OTHER INVESTMENT

  The Company's other investment consists of a 10% common ownership interest and a noninterest-bearing note receivable, which has been discounted to yield 9% to the Company from Home Real Estate Services of Lincoln, Inc. (Home). This investment results from the issuance of 62,500 shares of the Company's stock and the sale of substantially all of the assets of Century Realty in December 1994.

  Home is a residential real estate brokerage company located in Lincoln, Nebraska. The Company's investment in Home is accounted for at cost of approximately $125,000. The balance of the note receivable at March 31, 1996 was $112,336. During the fiscal year ended March 31, 1997, this investment was sold and the note was collected.


NOTE L - CONTINGENCIES

  In March 1994, the Company was named in a lawsuit filed by two former stockholders and officers of the Company. The lawsuit alleges that the Company breached an employment contract and violated securities laws, delaying the ability of these former officers to sell common stock of the Company owned by them, resulting in alleged losses of $200,000 and $300,000, respectively. During 1997, the Company reached a settlement with the two former officers. The Company settled the litigation by agreeing to issue the plaintiffs a total of 300,000 shares of common stock. In turn, one of the parties pledged 100,000 shares as collateral for a note receivable of $214,000 due to the Company.


                                     13-19

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996

NOTE L - CONTINGENCIES - Continued

  In connection with a review of the Company's servicing operation by Federal Home Loan Mortgage Company (FHLMC), the Company was advised in January 1996 that unreconciled shortages existed in certain bank accounts used to accumulate funds related to loans serviced by the Company for FHLMC. The Company was advised that the shortage approximated $600,000 and that such amounts should either be researched and resolved or otherwise paid by the Company. The Company completed its research and determined the shortage to be $694,000, which was paid during the year ended March 31, 1997.

  On December 6, 1996, the Company was notified by the American Stock Exchange (the Exchange) that trading in its common stock would be halted because the Company had fallen below certain of the Exchange's continued listing guidelines. On December 9, 1996, the Exchange also notified the Company that it had issued 1,000,000 shares of its common stock, through a private placement, prior to receiving notification from the Exchange that the securities had been approved for listing. This is a violation of the Exchange's listing agreement and is a factor considered by the Exchange when reviewing a Company's continued listing eligibility (see Note G). On December 11, 1996, the Exchange informed the Company that it would proceed with a filing of an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. The Exchange subsequently chose to delist the stock.


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

  Financial Accounting Standards Board Statement No. 107, Disclosure About Fair Value of Financial Instruments, and Financial Accounting Standards Board Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, require that the Company disclose estimated fair values for its financial instruments. Fair value estimates have been made as of March 31, 1997 based on the current economic conditions, risk characteristics of the various financial instruments, and other subjective factors.

  The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

     Bank overdraft - The carrying amounts approximated fair value because of the short maturity of these instruments.

     Mortgage  loans held for sale - The fair values of loans are  determined by
     outstanding   commitments   from   investors  or  current   investor  yield
     requirements calculated aggregately.


                                     13-20

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1997 and 1996

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

     Mortgage loans held for investment - The carrying amounts approximated fair value since carried at lower of cost or market.

     Notes payable - The fair values of the notes payable are estimated based on discounted values of contractual cash flows using rates currently available for similar loan types.

  The estimated fair value and carrying value of the Company's financial instruments are as follows at March 31, 1997:

                                          Carrying value    Fair value
                                          --------------    ----------
Financial assets:
  Mortgage loans held for sale               $305,193        $305,000
  Mortgage loans held for investment           12,713          13,000
Financial liabilities:
  Bank overdraft                              106,676         107,000
  Notes payable                             1,968,427       1,968,000



                                     13-21

                                                        Advanced Financial, Inc.

ITEM 8.  CHANGES TO AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

      On July 15, 1996, the Company filed a Form 8-K report stating that the Company's and the Company's certifying accountant, KPMG Peat Marwick LLP, mutually agreed to terminate their accountant-client relationship. On March 5, 1997, the Company filed a Form 8-K report stating that the Company had agreed to engage Grant Thornton LLP as its independent auditors.

                                    PART III
                                    --------


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         ----------------------------------------------------
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         ----------------------------------------------------------

Directors and Executive Officers.
---------------------------------

      As of March 31, 1997, the following persons served as directors and executive officers of the Company.

      NAME                             AGE             POSITION
--------------------------------------------------------------------------------

William E. Moffatt                     44           CEO/President
Thomas C. Schleich                     35           Director
Daniel Starczewski                     49           Director
William B. Morris                      40           Secretary/Sr.
Vice President


      William E. Moffatt. Mr. Moffatt was appointed President of the Company and its subsidiary on July 25, 1996 and served as a Director of the Company from September 6, 1996 until he resigned from both positions on May 20, 1997. He received a BBA degree in accounting/marketing from the University of Texas at Austin in 1975. From 1989 to 1995, he was Executive Vice-President of Capital Markets of Plaza Home Mortgage Corporation in Santa Ana, California where he was responsible for all functions of secondary marketing, shipping and product development. He has also been employed with numerous other mortgage companies, including First Northern Bank in Garden City, New York from 1988 to 1989 (Senior Vice President/Secondary Marketing), Liberty Mortgage Company in Oklahoma City, Oklahoma from 1987 to 1988 (Senior Vice President/Loan Production), Commonwealth Mortgage Corp. of America in Houston, Texas from 1986 to 1987 (Vice President/Secondary Marketing and National Refinance), and Colwell Financial Corp. in Los Angeles, California from 1984 to 1986 (Senior Vice President/Administration).

      Thomas G. Schleich. Mr. Schleich was a Director of the Company from January, 1995 until his resignation in May, 1997. Mr. Schleich graduated from Nebraska Wesleyan University in 1985 with a B.S. degree in Business Administration. He graduated from the University of Nebraska law school in 1988 with a J.D. degree. From 1989 to 1993, he was president of Commercial Investment Properties in Lincoln, Nebraska. From 1993 to the present, he has been the Chief Operating Officer of Home Real Estate in Lincoln, Nebraska. In addition to being a member of the Nebraska State Bar Association, he is also licensed by the State of Nebraska as a Real Estate Broker.

      Daniel Starczewski. Mr. Starczewski was a Director of the Company from September 6, 1996 until the confirmation of the Company's bankruptcy plan of reorganization on November, 1998. Mr. Starczewski has been president of Investor Resource Services, a public and investor relations firm, since 1993. After working for several years as an office manager, Mr. Starczewski started an accounting partnership in

                                    Page - 14

                                                        Advanced Financial, Inc.

Winston-Salem, North Carolina in 1975. Currently he serves on the Board of Directors of both Atlantis Group, Inc. and Tollgate, Inc.

     William B. Morris. Since 1991, Mr. Morris has been Secretary and a Director of the Company and Mr. Morris is the only officer to continue with the Company after the Company filed for relief under Chapter 11 of the Bankruptcy Code. On October 14, 1997, although Mr. Morris did not stand for re-election at the meeting of shareholders on September 6, 1996, the Board of Directors elected Mr. Morris to fill a Director vacancy for the fiscal year 1998. At that time, the Board of Directors elected Mr. Morris to the office of Chairman. From 1991 to 1996, Mr. Morris participated with a former officer and director, Mr. Norman L. Peterson, in a partnership called Lancaster Partners, Shawnee, Kansas, which provided consulting services to small to mid-sized companies on raising capital and becoming publicly traded. From 1984 to 1989, Mr. Morris was an account executive at the investment banking firm of Stuart James & Company, Denver, Colorado, and from 1983 to 1984, Mr. Morris was an account executive at the venture capital brokerage firm R.B. Marich, Inc. in Denver, Colorado.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

      Section 16(a) of the Securities Exchange Act of 1934 and the related regulations require the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of their beneficial ownership of the Company's Common Stock and other equity securities of the Company. In addition, such persons are required to furnish the Company with copies of all such filings.

      To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 1997, all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent beneficial owners were complied with.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     The following table sets forth information regarding compensation paid by the Company in each of the last three years to the Chief Executive Officer in the 1995, 1996 and 1997 fiscal years. The Chief Executive Officer was the only executive officer to receive compensation in excess of $100,000 in any of those fiscal years.



                                    Page - 15

                                                        Advanced Financial, Inc.


                           SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                                                                       ----------------------
                                    Annual Compensation (1)(2)         Awards                Payouts
                                    --------------------------         ------                -------
(a)                  (b)                (c)         (d)           (e)          (f)            (g)           (h)           (i)
                                                                 Other      Restricted
Name and                                                         Annual        Stock                        LTIP       All Other
Principal                                                     Compensation   Award(s)       Options/       Payouts    Compensation
Position                            Salary ($)    Bonus ($)        ($)         ($)          SARs(#)          ($)          ($)
-----------------------------------------------------------------------------------------------------------------------------------

                  Year Ended
Norman L.          March 31,
Peterson             1997         $ 65,272(4)      -0-             500         -0-             0             -0-          -0-
Chairman
of the            Year Ended
Board              March 31,
President            1996         $120,000         -0-           2,500         -0-         25,000(3)         -0-          -0-
and Chief
Executive         Year Ended
Officer            March 31.
                     1995         $120,000         -0-             -0-         -0-            -0             -0-          -0-

William E.
Moffatt           Year Ended
Chairman           March 31,
of the               1997         $157,565         -0-             500         -0-        450,000(3)         -0-          -0-
Board
President
and Chief
Executive
Officer


(1) Amounts shown set forth all cash compensation earned by each of the named individuals in the years shown.

(2) While the named individuals received perquisites or other personal benefits in the years shown, in accordance with applicable regulations, the value of these benefits are not indicated since he did not exceed in the aggregate the lesser of $25,000 or 25% of the individual's salary and bonus in any year.

(3) These options have expired prior to the filing of this report as a result of the termination of the executive officers.

(4) Pursuant to an agreement between Mr. Peterson and the Company and in connection with the termination of Mr. Peterson's employment, the Company agreed to pay Mr. Peterson $2,000 a month for six months beginning on December 1, 1996 and health benefits for one year beginning on December 1, 1996.




                                   Page - 16

                                                        Advanced Financial, Inc.


           OPTIONS/SAR GRANTS IN YEAR ENDED MARCH 31, 1997
    (a)              (b)                 (c)             (d)          (e)
                                     % of Total
                                Options/SARs Granted
                   Options/SARs     to Employees     Exercise or Base Expiration
  Name              Granted (#)    in Fiscal Year       Price ($/Sh)     Date
  ----              -----------    --------------       ------------     ----

William E. Moffatt    450,000         66.18%                1.00     04/08/07(1)
Norman L. Peterson          0             0%                0.00         N/A


(1) While the expiration date for these options was scheduled to occur in 2007, these options expired early as a result of termination of Mr. Moffatt's employment.

                       AGGREGATED OPTION/SAR EXERCISED IN YEAR ENDED
                  MARCH 31, 1997 AND OPTION/SAR VALUES AS OF MARCH 31, 1997

(a)             (b)                    (c)                (d)                  (e)

                                                                            Values of
                                                                           Unexercised
                                                       Number of           In-the-Money
                                                     Unexercised         Options/SARs at
                       Shares                     Options/SARs at           FY-End ($)
                     Acquired on     Value      FY-End (#) Exercisable/    Exercisable/
      Name           Exercise (#)  Realized($)      Unexercisable         Unexercisable
---------------------------------------------------------------------------------------

Norman L. Peterson       -0-          -0-                0/0                  $-0-
William E. Moffatt       -0-          -0-             450,000/0               $-0-


Compensation of Directors

      Directors received a fee of $250 for each of two board meetings attended during the first half of fiscal 1997. The Company suspended payments for board meetings which occurred in the second half of fiscal 1997.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

        The Company entered into an employment agreement with William E. Moffatt on April 8, 1996. The agreement required the Company to pay to Mr. Moffatt a base salary of $165,000 for an initial 12 month period and at a rate of $180,000 per year for each fiscal quarter thereafter if the preceding quarter was profitable. If a merger transaction was completed which created a larger organization, then the base salary would increase to $200,000 per year. Mr. Moffatt was to receive 5 weeks of paid vacation per year and was to be reimbursed for all travel expenses associated with commuting from his home in California to the Company's offices in Shawnee, Kansas. If terminated, Mr. Moffatt was to receive 4 months severance to be paid based on a pro rata share of his existing salary plus benefits. Mr. Moffatt was also granted an option to purchase up to 450,000 shares of the Company's Common Stock at an exercise $1.00 per share which vested at a rate of 37,500 shares each month for a period of 12 months. Mr. Moffatt resigned on May 20, 1997 and was paid eight weeks of severance pay and the Company agreed to pay medical and dental benefits for six months in exchange for his agreement not to pursue his rights under his employment contract. Pursuant to his employment contract, Mr. Moffatt's option expired unexercised 90 days from the date of his resignation.


                                   Page - 17

                                                        Advanced Financial, Inc.

     Mr. Peterson resigned from the Company on November 21, 1996. As a condition of his resignation the Company entered into an agreement with Mr. Peterson to pay Mr. Peterson a severance of $12,000 to be paid in payments of $2,000 a month for six months starting December 1, 1996. The Company agreed to continue paying health benefits for a one year period beginning December 1, 1996. The Company agreed to indemnify Mr. Peterson from adverse claims made by two previous officers which were pending in the Nebraska State Court and Nebraska Federal District Court. This litigation was subsequently settled between the parties on January 31, 1997. Mr. Peterson and the Company agreed to waive and mutually release each other from any and all claims which they may have against each other, if any which existed at that time.

     The Company has not entered into any other employment contract with any executive officer or any other contract with respect to the resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary or resulting from a change-in-control of the Company or a change in any executive officer's responsibility following a change-in-control other than those specified above.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT
           --------------------------------------------------------------------

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of July 26, 1996, the record date for determining the shareholders of the Company entitled to vote at the shareholders meeting held September 6, 1996, by: (i) each director; (ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock. The percentage of ownership is based on 3,875,476 shares outstanding on the July 26, 1996 record date. Pursuant to the Company's Plan of Reorganization, on the effective date of the Plan of Reorganization, all existing shares will be canceled and each shareholder of record on the effective date shall receive such shareholder's pro rata share of three hundred thousand (300,000) new shares of Common Stock of the Company. All currently outstanding options and warrants will be canceled. See Item 1: "DESCRIPTION OF BUSINESS - SUBSEQUENT EVENTS."

Beneficial Ownership (1)
Beneficial Owner                        Number of Shares        Percent of Total
--------------------------------------------------------------------------------

      Peterson & Sons
      5425 Martindale
      Shawnee, KS 66218                   887,462(2)                 22.9%

      William B. Morris
      5425 Martindale
      Shawnee, KS 66218                   756,263(3)                 18.8%

      Mark J. Peterson
      770 N. Cotner, #402
      Lincoln, NE 68505                   887,462(4)                 22.9%

      Norman L. Peterson
      5425 Martindale
      Shawnee, KS 66218                 1,073,010(5)                 26.7%


                                   Page - 18

                                                        Advanced Financial, Inc.

      Lancaster Partners
      5425 Martindale
      Shawnee KS, 66218                   267,600(6)                  6.9%

      Steven J. Peterson
      5425 Martindale
      Shawnee, KS 66218                 1,026,016(7)                 25.6%

      Thomas G. Schleich
      225 N. Cotner #107
      Lincoln, NE 68505                    75,000(8)                  3.0%

All Executive officers
and directors as a group (7 persons)    1,301,125(9)                 23.1%


(1) This table is based upon information obtained by the Company's transfer agent listing the shareholders of record on July 26, 1996, and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2) Includes 267,600 shares controlled by Peterson & Sons Holding Company as 50% partners in Lancaster Partners, which owns 267,600 shares. Subsequent to the record date of July 26, 1996, Lancaster Partners was dissolved and 50% of the shares, or 133,800 shares, were issued directly to Peterson & Sons Holding Company. Peterson & Sons Holding Company is 76% controlled by Mark J. Peterson, his brother, Steven J. Peterson, and their father Norman L Peterson, all of whom are former officers and directors of the Company.

(3) Consists of 351,163 shares owned personally and 276,600 shares controlled by William B. Morris as 50% partner of Lancaster Partners which owns 267,600 shares. Subsequent to the record date of July 26, 1996, Lancaster Partners was dissolved and 50% of the shares, or 133,800 shares, were issued directly to William B. Morris. Also included is an option to purchase 137,500 shares of common stock which will be canceled on the effective date of the Plan of Reorganization..

(4) Consists of 887,462 controlled by Peterson & Sons Holding Company. Peterson & Sons Holding company is 24% owned by Mark J. Peterson.

(5) Consists of 887,462 shares controlled by Peterson & Sons Holding Company of which Norman L. Peterson disclaims all beneficial ownership. Also includes options to acquire 137,500 shares all of which subsequently expired.

(6) Lancaster Partners was 50% owned by William B. Morris and 50% owned by Peterson & Sons Holding Company. Subsequent to the record date of July 26, 1996, Lancaster Partners was dissolved and William B. Morris and Peterson & Sons Holding Company each received 133,800 shares directly.

(7) Consists of 887,462 shares controlled by Peterson & Sons Holding Company. Peterson & Sons Holding company is 24% owned by Steven J. Peterson. Also includes an option to purchase 137,500 shares of common stock, all of which subsequently expired.


                                   Page - 19

                                                        Advanced Financial, Inc.

(8) Includes 62,500 shares of common stock held by Home Real Estate Service of Lincoln, Inc., a private corporation controlled by the family of Mr. Schleich. Also, includes options to purchase 12,500 shares of common stock, which will be canceled on the effective date of the Plan of Reorganization.

[(9)    Includes only shares actually issued and outstanding.]


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

        On December 20, 1994, the Company sold its Century Realty Central, Inc. Lincoln, Nebraska subsidiary to Home Real Estate Service of Lincoln, Inc. ("Home") for $250,000, consisting of $50,000 cash and a non-interest bearing promissory note for $200,000. The promissory note was payable in 36 monthly installments with the entire balance due January 1, 1998. The note was unsecured but was guaranteed by Austin Realty, Inc., whose vice president is Mr. Thomas G. Schleich, a former director of the Company. The Company owns 10% of the issued and outstanding common stock of Home. The family of Thomas G. Schleich controls Home. The note was paid in full as described below.

      On November 11, 1996, the Company entered into an agreement to sell its 10% ownership interest in Home back to Home pursuant to a Stock Redemption Agreement entered into by the parties on December 20, 1994. Pursuant to the terms of the Stock Redemption Agreement, the purchase price was determined to be $141,669 which was paid to the Company in exchange for its 10% ownership of Home on March 1, 1997. In addition, Home paid the remaining balance of the non-interest bearing promissory note due the Company. On February 1, 1997, the Company sold its loan production operations and therefore no longer pays Home a monthly rental for the use of the three offices in the Lincoln Nebraska area.


                                     PART IV
                                     -------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a) Exhibits
    --------

*2.1 First Amended Joint Plan of Reorganization dated July 29, 1998 of Advanced Financial, Inc. and AFI Mortgage Corp. (Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25,
1998).

*3.1 Articles of incorporation and by-laws (Exhibit 3.2 to Registration Statement on Form S-2 of Advanced Financial, Inc. filed with the Securities and Exchange Commission on January 31, 1993 (No. 33-45406)).

*4.1 Instruments Defining Rights of Holders (Exhibit 4.0 to Registration Statement on Form S-2 of Advanced Financial, Inc. filed with the Securities and Exchange Commission on January 31, 1993 (No. 33-45406)).

4.2 Variable Rate Commercial Note Secured With Loan Servicing Rights dated July 27, 1994 made by AFI Mortgage Corp., successor to Continental Mortgage, Inc. ("AFIM"), to the order of Commercial Federal Bank, successor to Railroad Savings Bank, FSB ("Lender") and Agreement dated October 11, 1996 between Advanced Financial, Inc. and AFIM, as Borrower, and Lender and Matrix Financial Servicers Corporation

4.3 Variable Rate Commercial Balloon Note for Purchase of Loan Servicing Rights dated December 31, 1993 made by AFI Mortgage Corp., successor to Continental Mortgage, Inc. ("Borrower"), to the order of Argo Federal Savings Bank, FSB ("Lender") and Security Agreement For Sale of Mortgage Loan Servicing Rights dated December 31, 1993 between Borrower and Lender.

*10.1 Commercial Real Estate Contract with Standard Builders (Exhibit 10.1 to Registration Statement on Form S-2 of Advanced Financial, Inc. filed with the Securities and Exchange Commission on February 11, 1993 (No. 33-58186)).


                                   Page - 20

                                                        Advanced Financial, Inc.

*10.2 Contract for Services  between the Company and Rollie C. Johnson  (Exhibit
10.1 to  Registration  Statement on Form S-2 of Advanced  Financial,  Inc. filed
with  the  Securities  and  Exchange   Commission  on  February  11,  1993  (No.
33-58186)).

10.3 Real Estate Mortgage to Secure a Loan from Citizen's National Bank of Fort Scott ("Bank") dated February 3, 1997 made by AFI Mortgage Corp., as Mortgagee, to Bank and accompanying notes as amended.

10.4 Second Mortgage dated March 29, 1996 made by Advance Financial, Inc. and AFI Mortgage Corp., as Mortgagor, to First Mortgage Investment Co., as Mortgagee.

21.1  List of Subsidiaries

27.1  Financial Data Schedule

* Asterisk indicates exhibits incorporated by reference as indicated, all other exhibits are filed herewith.

(b) Reports on Form 8-K
    -------------------

Current Report dated March 5, 1997 on Form 8-K was filed with the Securities and Exchange Commission on March 6, 1997, pursuant to Item 4 of that form stating that the Company had agreed to engage Grant Thornton LLP as the Company's independent auditors.



                                   Page - 21

                                                        Advanced Financial, Inc.

                                   SIGNATURES
                                   ----------


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ADVANCED FINANCIAL, INC.
                                     (Registrant)


Dated:  February 16, 1999           By:/s/William B. Morris
                                       ---------------------
                                       William B. Morris
                                       Chairman


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                       Date
      ---------                        -----                       ----


/s/William B. Morris            Chairman, Secretary,           February 16, 1999
--------------------            Principal Accounting
William B. Morris               Officer