Form 10QSB
period 1997-06-30
ADVANCED FINANCIAL INC
filed 1999-02-16
CIK 823314

Conformed
          _________________________________________________________
                              ---------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934



      For the Quarter ended:                             Commission file number
          June 30, 1997                                       0-19485



                            ADVANCED FINANCIAL, INC.
                 (Name of small business issuer in its charter)



      DELAWARE                                         84-1069416
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


      5425 Martindale, Shawnee, KS                      66218
      (Address of principal executive offices)         (Zip Code)


                                 (913) 441-2466
                            Issuer's telephone number
                               -------------------


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

      State the number of shares outstanding of each of the issuer's classes of common equity as of January 25, 1999: 5,836,476

      Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___

           Transactional Small Business Disclosure Format Yes___ No X

                     Advance Financial, Inc. and Subsidiary
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements ................................. 1
     Item 2.  Management's Discussion and Analysis ................. 6
              or Plan of Operation

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings .................................... 8
     Item 2.  Changes in Securities and Use of Proceeds ............ 8
     Item 3.  Defaults Upon Senior Securities ...................... 8
     Item 4.  Submission of Matters to a Vote of Security Holders .. 8
     Item 5.  Other Information .................................... 8
     Item 6.  Exhibits and Reports on Forms 8-K .................... 9

Signature...........................................................10

                                                       Advanced Financial, Inc.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM I.    FINANCIAL STATEMENTS












                                    Page - 1

                                                       Advanced Financial, Inc.

                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                        June 30, 1997 and March 31, 1997


     Assets                         June 30, 1997           March 31, 1997
                                    -------------           --------------
                                     (Unaudited)

Cash and Investments               $    22,732              $            -
Mortgage servicing advances and
     accounts receivable               190,235                     440,367
Mortgage loans held for sale                 -                     305,193
Mortgage loans held for investment      12,713                      12,713
Property and equipment, net          1,093,214                   1,303,802
Prepaid expenses                         4,819                      23,121
Other                                   13,345                      72,906
                                   -----------              --------------
     Total Assets                  $ 1,337,059              $    2,158,102
                                   ===========              ==============

     Liabilities

Bank overdraft                     $         -              $      106,676
Accounts payable and
      accrued expenses               2,972,345                   2,919,541
Notes payable                        1,374,147                   1,768,427
Notes payable investors                200,000                     200,000
Capitalized lease obligations           65,426                     178,886
                                   -----------              --------------
     Total Liabilities             $ 4,611,917              $    5,173,530

     Stockholders' Equity

Preferred stock, Series B,
     $.005 par value
     100,000,000 shares
     authorized; 363,000
     issued and outstanding        $     1,815              $        1,815
Common Stock, $.001 par
     value, 25,000,000 shares
     authorized; 5,836,476
     issued and outstanding              5,836                       5,836
Paid-in capital                      9,959,840                   9,959,840
Deficit                            (12,801,004)                (12,541,574)
                                   -----------              --------------
                                    (2,883,513)                 (2,574,083)

Treasury stock, 99,869
     shares of Common
     Stock, at cost                   (441,345)                   (441,345)
                                   -----------              --------------

     Total stockholders' equity     (3,274,858)                 (3,015,428)
                                   -----------              --------------

     Total liabilities and
          stockholders' equity     $ 1,337,059              $    2,158,102
                                   ===========              ==============


See accompanying notes to condensed consolidated financial statements.


                                     Page - 2

                                                       Advanced Financial, Inc.



                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
        for the three month period ended June 30, 1997 and June 30, 1996


                                             Three Months Ended
                                    June 30, 1997           June 30, 1996
                                    -------------           --------------
                                     (Unaudited)              (Unaudited)

Revenues:

Servicing fee income               $    53,638              $  528,960
Other Fee Income                        20,626                 183,690
Gain/(Loss) on sale of
     mortgage loans                    (14,608)                694,112
Interest                                 9,704                 240,280
Other                                   58,398                  15,443
                                   -----------              ----------

     Total operating revenues      $   127,128              $1,662,485
                                   -----------              ----------

Expenses:

Servicing expense                  $    81,989              $  139,581
Personal                               117,845               1,019,983
General and administrative              56,192                 398,791
Interest                                54,855                 222,189
Depreciation and amortization           36,926                 373,548
Loss on sale of servicing rights             -                  13,482
Other                                   38,752                  57,041
                                   -----------              ----------

     Total operating expenses          386,559               2,224,615
                                   -----------              ----------
     Loss before income taxes         (259,431)               (562,130)

 Income tax expense                          -                        -
                                   -----------              ----------

     Net loss                      $  (259,431)             $ (562,130)
                                   ===========              ==========

Weighted average shares
    outstanding                      5,736,607               3,819,563

Loss per common share              $     (0.05)             $    (0.16)
                                   ===========              ==========


See accompanying notes to condensed consolidated financial statements.

                                    Page - 3

                                                       Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
        For the three month period ended June 30, 1997 and June 30, 1996

                                                  Three Months Ended
                                         June 30, 1997           June 30, 1996
                                         -------------           --------------
                                         (Unaudited)              (Unaudited)

Net cash (used in) provided by
     operating activities               $   463,486              $(3,864,476)

Cash flows from investing activities:

     Acquisition of property and
          equipment                         173,662                   27,272
     Proceeds/Acquisition of
          mortgage servicing rights              -                   216,049
     Acquisition/Principal payments
          on mortgage loans
          held for investment, net               -                     7,608
                                        -----------               ----------
     Net cash provided by (used in)
          investing activities              173,662                  250,929

Cash flows from financing activities:
     Notes payable, net                    (394,280)               2,926,486
     Checks outstanding in excess of
          bank balance                     (106,676)                 194,537
     Payments on capitalized lease
          obligations                      (113,460)                 (93,118)
                                        -----------              -----------

     Net cash provided by (used in)
          financing activities             (614,416)               3,027,905

     Net increase/(decrease) in cash         22,732                 (585,642)

Cash at beginning of period                       0                  585,642
                                        -----------              -----------
Cash at end of period                   $    22,732              $         0
                                        ===========              ===========

Supplemental disclosure of cash flow:

     Cash paid for interest             $    26,284              $   203,103

Supplemental disclosure of noncash
     financing activities:

     Receivable recognized for
     exercise of stock options          $         -              $    65,000


See accompanying notes to condensed consolidated financial statements.


                                    Page - 4

                                                       Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                         June 30, 1997 and June 30, 1996

(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------


      The Company's financial statements include the accounts of Advanced Financial, Inc. (the "Company" or "AFI") and its wholly-owned subsidiary AFI Mortgage, Corp. ("AFIM").

      The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments considered necessary for fair presentation of financial statements have been reflected herein. The March 31, 1997 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date.























                                    Page - 5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           ---------------------------------------------------------

GENERAL
-------

     The Company and AFIM continued to suffer substantial losses for the quarter ended June 30, 1997. In April 1997, the Company and its wholly-owned subsidiary, AFI Mortgage, Corp. ("AFIM"), decided that it would be in the best interest of the continuity of the Company's business enterprise to temporarily suspend its active mortgage operations. On November 7, 1997, AFIM filed for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No 97-43122. On May 8, 1998, the Company also filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 98-41228. The two cases were consolidated on July 2, 1998. On November 13, 1998, the United States Bankruptcy Court for the District of Kansas entered an order (the "Confirmation Order") confirming the First Amended Joint Plan of Reorganization dated July 29, 1998 of the Company and AFIM ("Plan of Reorganization"). The confirmation of the Plan of Reorganization was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 1998. A copy of the Plan was filed as Exhibit 2.1 to the Form 8-K and a copy of the Confirmation Order was filed as Exhibit 99.1 to the Form 8-K. See also the Company's Annual Report on Form 10-KSB for fiscal year ended March 31, 1997 Item 1: "Description of Business" and Item 7: Note B to the Consolidated Financial Statements.

     Under the Plan of Reorganization, and subject to the terms and conditions set forth in the Plan of Reorganization, the Company will sell its office building to First Mortgage Investment Co. ("FMIC") for $1,030,000 and FMIC's release of its second mortgage. The net proceeds will satisfy the first mortgage. The remaining net proceeds received by AFIM will be used to satisfy the claims of creditors in accordance with the Plan of Reorganization.

     The following discussion of the Company's financial condition as of June 30, 1997 and the Company's results of operations for the quarter ended June 30, 1997 should be read in conjunction with the discussion of events subsequent to June 30, 1997 set forth in Item 1: "Description of Business" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 and set forth in the Current Report on Form 8-K filed November 25, 1998, described above.

RESULTS OF OPERATIONS
---------------------
Quarter Ended June 30, 1997 Compared To The Quarter Ended June 30, 1996
-----------------------------------------------------------------------

      Liquidity and Capital Resources
      -------------------------------

     The Company's cash and short-term investments increased from ($106,676) at March 31, 1997, to $22,732 at June 30, 1997. The increase in cash and short-term investments is attributable to the fact that the Company suspended its active mortgage operations and reduced its staff, to the limited extent necessary to operate under protection of Chapter 11 of the Bankruptcy Code, sold its remaining assets, other than its office building, and collected various receivables due the Company. Also see Item 1: "Description of Business" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

      Losses
      ------

     Consolidated operating results for the three months ended June 30, 1997 reflect a net loss of $259,431 as compared to a net loss of $562,130 for the three months ended June 30, 1996. The decrease in losses was attributable to the Company's suspension of its active mortgage operations and sale of its remaining assets, other than its office building, thereby reducing the quarterly depreciation expense. The decrease was also attributable to the Company's reduction of its staff from 20 full time employees to 1 full time employee, thereby reducing its administrative expense, and reduction of debt, thereby reducing interest expenses, to the limited extent necessary to operate under protection of Chapter 11 of the Bankruptcy Code. Also see Item 1: Description of Business contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

                                    Page - 6

FINANCIAL POSITION
------------------

     During the three months ended June 30, 1997, the Company saw a continued decrease in the Company's assets and stockholders' equity. The Company's total assets were $1,337,059 at June 30, 1997 compared to $2,158,102 at March 31, 1997. Stockholders' equity was ($3,274,858) at June 30, 1997 compared to ($3,015,428) at March 31, 1997. These decreases were due to the fact that the Company suspended its active mortgage operations and had limited revenues, causing the Company to continue to operate at a loss during the three months ended June 30, 1997. The Company sold its loan production operations in February, 1997 causing its loans held for sale to decrease to $0 at June 30, 1997 compared to $305,193 at March 31, 1997. Because the Company was no longer borrowing on its warehouse facility to fund loan originations, Notes Payable also decreased to $1,374,147 at June 30, 1997 compared to $1,768,427 at March 31, 1997.

     At June 30, 1997, the Company had a cash position of $22,732 compared to a negative cash position of $106,676 at March 31, 1997. During the three months ended June 30, 1997, the Company covered its negative cash position from the collection of receivables and the funding of the remaining Mortgage Loans Held for Sale. Since June 30, 1997, and while operating under the protection of Chapter 11 of the Bankruptcy Code, the Company was able to fund its limited operations from the sale of various assets and the collection of additional receivables.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

           None

                                    Page - 7

                                     PART II
                                     -------

ITEM - 1   Legal Proceedings

     Various lenders initiated lawsuits against the Company and AFIM as a result of the Company's inability to make required payments on various debt. As a result of AFIM and the Company filing for relief under Chapter 11 of the Bankruptcy Code, all pending litigation was suspended pending the final outcome of the Chapter 11 proceeding. See Item 2: "Management's Decision and Analysis or Plan of Operations - General." Pursuant to the Plan of Reorganization, Claims of Creditors, including persons asserting claims against the Company in litigation, will be deemed satisfied and, upon discharge of the Company and AFIM from bankruptcy, all litigation will have been dismissed.

ITEM - 2   Change in Securities.

           See Item 3 (b) Below

ITEM - 3   Defaults upon Senior Securities.

     (a) The following table sets forth any indebtedness which exceeds 5% of the Company's assets, for which the Company is in default at the time of this filing. Interest accrued on such indebtedness until November 7, 1997, the date on which AFIM filed for protection under Chapter 11 of the Bankruptcy Code.

                             Default             Default             Total
     Lender                 Principal           Interest            Arrearage
     ------                 ---------           --------            ---------

  Commercial Federal Bank   $364,393            $ 41,653            $406,046
  Argo Federal Savings      $ 75,148            $  8,022            $ 83,170


     (b) The Company suspended payment of its regular quarterly dividend on its Series "B" Cumulative Convertible Preferred Stock in January 1996. The unpaid cumulative dividends at the time of this filing were $499,275. Pursuant to the Plan of Reorganization all preferred stock will be converted to common and each shareholder shall receive such shareholder's pro rata share of new common stock as defined in the Plan of Reorganization. No unpaid dividends will be paid pursuant to the Plan of Reorganization.

ITEM - 4   Submission of Matters to a Vote of Securities Holders.

        No matters were submitted to a vote of security holders during the quarter ended June 30, 1997, either through the solicitation of proxies or otherwise.

ITEM - 5   Other Information.

        See Item 2: "Management's Discussion and Analysis or Plan of Operation -- General" and the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 Item 1: "Description of Business."

                                    Page - 8

                                                       Advanced Financial, Inc.


ITEM - 6 Exhibits and Reports on Form 8-K.

(a) Exhibits

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

*4.2 Variable Rate Commercial Note Secured With Loan Servicing Rights dated July 27, 1994 made by AFI Mortgage Corp., successor to Continental Mortgage, Inc. ("AFIM"), to the order of Commercial Federal Bank, successor to Railroad Savings Bank, FSB ("Lender") and Agreement dated October 11, 1996 between Advanced Financial, Inc. and AFIM, as Borrower, and Lender and Matrix Financial Servicers Corporation (Exhibit 4.2 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

*4.3 Variable Rate Commercial Balloon Note For Purchase of Loan Servicing Rights dated December 31, 1993 made by AFI Mortgage Corp., successor to Continental Mortgage, Inc. ("Borrower"), to the order of Argo Federal Savings Bank, FSB ("Lender") and Security Agreement For Sale of Mortgage Loan Servicing Rights dated December 31, 1993 between Borrower and Lender (Exhibit 4.3 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

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

*10.3 Real Estate Mortgage to Secure a Loan from Citizen's National Bank of Fort Scott ("Bank") dated February 3, 1997 made by AFI Mortgage Corp., as Mortgagee, to Bank and accompanying notes as amended. (Exhibit 10.3 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

*10.4 Second Mortgage dated March 29, 1996 made by Advance Financial, Inc. and AFI Mortgage Corp., as Mortgagor, to First Mortgage Investment Co., as Mortgagee. (Exhibit 10.4 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

 27.1     Financial Data Schedule

* Asterisk indicates exhibits incorporated by reference as indicated, all other exhibits are filed herewith.

(b)  Reports on Form 8-K
     -------------------

      None


                                   Page - 9

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ADVANCED FINANCIAL, INC.
                                  (Registrant)


Dated:  February 16, 1999           By: /s/ William B. Morris
                                        --------------------
                                        William B. Morris
                                        Chairman


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                          Date
      ---------                     -----                          ----

/s/ William B. Morris             Chairman, Secretary,        February 16, 1999
---------------------             Principal Accounting
    William B. Morris             Officer



                                   Page - 10