Form 10QSB
period 1997-09-30
ADVANCED FINANCIAL INC
filed 1999-02-16
CIK 823314

Conformed
          _________________________________________________________
                             ---------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934



      For the Quarter ended:                   Commission file number
      September 30, 1997                                 0-19485



                            ADVANCED FINANCIAL, INC.
                 (Name of small business issuer in its charter)



      DELAWARE                                 84-1069416
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


      5425 Martindale, Shawnee, KS                               66218
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

                     Advance Financial, Inc. and Subsidiary

                                Table of Contents

                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION

      ITEM 1. - Financial Statements (Unaudited)                           1
      ITEM 2. - Management's Discussion and Analysis or
                Plan of Operations                                         7

PART II.   OTHER INFORMATION

      ITEM 1. - Legal Proceedings                                          9
      ITEM 2. - Changes in Securities and Use of Proceeds                  9
      ITEM 3. - Defaults Upon Senior Securities                            9
      ITEM 4. - Submission of Matters to a Vote of Security Holders        9
      ITEM 5. - Other Information                                          9
      ITEM 6. - Exhibits and Reports on Form 8-K                          10

Signatures                                                                12

                          PART I - FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS




                                    Page - 1

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                      September 30, 1997 and March 31, 1997


            Assets                            September 30, 1997      March 31, 1997
                                             ------------------      --------------
                                                 (Unaudited)

Cash and investments                       $              1,681 $                 -
Mortgage servicing advances and
      accounts receivable                               182,585             440,367
Mortgage loans held for sale                                  -             305,193
Mortgage loans held for investment                       12,341              12,713
Property and equipment, net                           1,085,660           1,303,802
Prepaid expenses                                              -              23,121
Other                                                    20,434              72,906
                                             ------------------   -----------------

           Total assets                    $          1,302,702 $         2,158,102
                                            ===================  ==================


           Liabilities

Bank overdraft                             $                  - $           106,676
Accounts payable and accrued expenses                 2,999,020           2,919,541
Notes payable                                         1,370,115           1,768,427
Notes payable investors                                 200,000             200,000
Capitalized lease obligations                            65,426             178,886
                                             ------------------   -----------------

           Total liabilities               $          4,634,560 $         5,173,530


           Stockholders' Equity

Preferred stock, Series B, $.005 par value;
      100,000,000 shares authorized; 363,000
      issued and outstanding               $              1,815 $             1,815
Common Stock, $.001 par value; 25,000,000
      shares authorized; 5,836,476 issued
      and outstanding                                     5,836               5,836
Paid-in capital                                       9,959,840           9,959,840
Deficit                                            (12,858,004)        (12,541,574)
                                             ------------------   -----------------

                                                    (2,890,513)         (2,574,083)

Treasury stock, 99,869 shares of
      Common Stock, at cost                           (441,345)           (441,345)
                                             ------------------   -----------------

           Total stockholders' equity      $        (3,331,858) $       (3,015,428)
                                            -------------------  ------------------

Total liabilities and stockholders' equity $          1,302,702 $         2,158,102
                                            ===================  ==================



                                    Page - 2

                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
   For the three month period ended September 30, 1997 and September 30, 1996

                                                        Three Months Ended
                                             September 30, 1997  September 30, 1996
                                             ------------------  ------------------
                                                 (Unaudited)          (Unaudited)

Revenues:

Servicing fee income                       $              1,584 $           537,563
Other fee income                                            515             218,340
Gain/(Loss) on sale of mortgage loans                  (30,549)             845,200
Gain on sale of servicing rights                              -             814,727
Interest                                                  1,729             184,482
Other                                                    40,806                 346
                                             ------------------   -----------------

           Total operating revenues                      14,085           2,600,658
                                             ------------------   -----------------


Expenses:

Servicing expense                                         (842)             383,782
Personal                                                 18,700             818,347
General and administrative                               35,551             375,068
Interest                                                 45,948             294,416
Depreciation and amortization                            12,373             346,375
Other                                                  (40,645)              14,704
                                             ------------------   -----------------

           Total operating expenses        $             71,085 $         2,232,692
                                            -------------------  ------------------

           Loss before income taxes                    (57,000)             367,966

Income tax expense                                            -             340,000
                                             ------------------   -----------------

           Net loss                        $           (57,000) $            27,966
                                            ===================  ==================

Weighted average shares outstanding                   5,736,607           4,437,973

Loss per share of Common Stock             $             (0.02) $            (0.00)
                                            ===================  ==================


                       See accompanying notes to condensed
                        consolidated financial statements



                                    Page - 3

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
   For the three month period ended September 30, 1997 and September 30, 1996


                                                         Six Months Ended
                                             September 30, 1997  September 30, 1996
                                             ------------------  ------------------
                                                 (Unaudited)          (Unaudited)

Revenues:

Servicing fee income                       $             55,222 $         1,066,523
Other fee income                                         21,141             402,030
Gain/(Loss) on sale of mortgage loans                  (45,157)           1,539,312
Gain on sale of servicing rights                              -             801,245
Interest                                                 10,803             424,762
Other                                                    99,204              15,789
                                             ------------------   -----------------

           Total operating revenues                     141,213           4,249,661
                                             ------------------   -----------------


Expenses:

Servicing expense                                        81,147             523,363
Personal                                                136,545           1,838,330
General and administrative                               91,743             773,860
Interest                                                100,802             516,605
Depreciation and amortization                            49,298             719,923
Other                                                   (1,892)              71,745
                                             ------------------   -----------------

           Total operating expenses        $            457,643 $         4,443,826
                                            -------------------  ------------------

           Loss before income taxes                   (316,430)           (194,165)

Income tax expense                                            -             340,000
                                             ------------------   -----------------

           Net loss                        $          (316,430) $         (534,165)
                                            ===================  ==================

Weighted average shares outstanding                   5,736,607           3,988,797

Loss per share of Common Stock             $             (0.07) $            (0.15)
                                            ===================  ==================


                       See accompanying notes to condensed
                        consolidated financial statements


                                    Page - 4

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
    For the six month period ended September 30, 1997 and September 30, 1996


                                                         Six Months Ended
                                             September 30, 1997  September 30, 1996
                                             ------------------  ------------------
                                                 (Unaudited)          (Unaudited)

Net cash (used in) provided by
  operating activities                       $          450,913         (1,220,286)

Cash flows from investing activities:
    Acquisition of property and equipment               168,844            (10,229)
    Proceeds/Acquisition of mortgage
      servicing rights                                        -           2,054,848
    Acquisition/Principal payments on
      mortgage loans held for investment, net               372               9,612
                                               ----------------    ----------------

    Net cash provided by (used in) investing
      activities                                        169,216           2,054,231

Cash flows from financing activities:
    Proceeds from issuance of common
      stock, net                                              -             806,556
    Notes payable, net                                (398,312)          (1,716,011)
    Checks outstanding in excess of
      bank balance                                    (106,676)                   -
    Payments on capitalized lease obligations         (113,460)            (120,090)
                                               ----------------    -----------------

    Net cash provided by (used in)
      financing activities                            (618,448)         (1,029,545)

    Net increase/(decrease) in cash                      1,681            (195,600)

Cash at beginning of period                                  0             585,643
                                             ------------------   -----------------

Cash at end of period                      $             1,681  $          390,043
                                            ===================  ==================


Supplemental disclosure of cash flow:
    Cash paid for interest                 $            27,920             358,387

Supplemental disclosure of noncash
  financing activities:
        Receivable recognized for
          exercise of options              $                 -             125,000
        Receivable Recognized for
          issue of stock                   $                 -             500,000

                       See accompanying notes to condensed
                        consolidated financial statements

                                    Page - 5

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                   September 30, 1997 and September 30, 1996

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



                                    Page - 6

ITEM II.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           ---------------------------------------------------------

GENERAL
-------

     The Company and AFIM continued to suffer losses for the quarter ended September 30, 1997. In April 1997, the Company and its wholly-owned subsidiary, AFI Mortgage, Corp. ("AFIM"), decided that it would be in the best interest of the continuity of the Company's business enterprise to temporarily suspend its active mortgage operations. On November 7, 1997, AFIM filed for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No 97-43122. On May 8, 1998, the Company also filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 98-41228. The two cases were consolidated on July 2, 1998. On November 13, 1998, the United States Bankruptcy Court for the District of Kansas entered an order (the "Confirmation Order") confirming the First Amended Joint Plan of Reorganization dated July 29, 1998 of the Company and AFIM ("Plan of Reorganization"). The confirmation of the Plan of Reorganization was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 1998. A copy of the Plan was filed as Exhibit 2.1 to the Form 8-K and a copy of the Confirmation Order was filed as Exhibit 99.1 to the Form 8-K. See also the Company's Annual Report on Form 10-KSB Item 1:
"Description of Business" and Item 7: "Note B to the Consolidated Financial Statements of the Company."

     Under the Plan of Reorganization, and subject to the terms and conditions set forth in the Plan of Reorganization, the Company will sell its office building to First Mortgage Investment Co. ("FMIC") for $1,030,000 and FMIC release of its second mortgage. The net proceeds will satisfy the first mortgage. The remaining net proceeds received by AFIM will be used to satisfy the claims of creditors in accordance with the Plan of Reorganization.

     The following discussion of the Company's financial condition as of September 30, 1997 and the Company's results of operations for the quarter ended September 30, 1997 should be read in conjunction with the discussion of events subsequent to June 30, 1997 set forth in Item 1: "Description of Business" of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 and set forth in the Current Report on Form 8-K filed November 25, 1998, described above.

RESULTS OF OPERATIONS
---------------------
Quarter and Six Months Ended September 30, 1997
-----------------------------------------------
Compared To The Quarter and Six Months Ended June 30, 1996
----------------------------------------------------------

      Liquidity and Capital Resources
      -------------------------------

     The Company's cash and short-term investments increased from ($106,676) at March 31, 1997, to $1,681 at September 30, 1997. The increase in cash and short-term investments is attributable to the fact that the Company suspended its active mortgage operations and reduced its staff, to the limited extent necessary to operate under protection of Chapter 11 of the Bankruptcy Code, sold its remaining assets, other than its office building, and collected various receivables due the Company. Also see Item 1: "Description of Business" of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

                                    Page - 7

      Losses
      ------

     Consolidated operating results for the three months ended September 30, 1997 reflect a net loss of $57,000 as compared to a net gain of $27,966 for the three months ended September 30, 1996. The gain for the three months ended September 30, 1996 was due to a gain of $814,727 recognized on the sale of servicing rights compared to no such sales for the three months ended September 30, 1997. The six months ended September 30, 1997 reflect a net loss of $316,430 as compared to a net loss of $534,165 for the six months ended September 30, 1996. The decrease in losses, for the six months ended September 30, 1997, is attributable to the fact that the Company's suspension of its active mortgage operations and sale of its remaining assets, other than its office building, thereby reducing the quarterly depreciation expense, and the Company's reduction of its staff from 20 full time employees to 1 full time employee, thereby reducing administrative expenses, and, reduction of debt, thereby reducing interest expense, to the limited extent necessary to operate under protection of Chapter 11 of the Bankruptcy Code. Also see Item 1: "Description of Business" of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

FINANCIAL POSITION
------------------

      During the six months ended September 30, 1997, the Company saw a continued decrease in the Company's assets and stockholders' equity. The Company's total assets were $1,302,702 at September 30, 1997 compared to $2,158,102 at March 31, 1997. Stockholders' equity was ($3,331,858) at September 30, 1997 compared to ($3,015,428) at March 31, 1997. These decreases were due to the fact that the Company suspended its active mortgage operations and had limited revenues, causing the Company to continue to operate at a loss during the six months ended September 30, 1997. The Company sold its loan production operations in February, 1997 causing its loans held for sale to decrease to $0 at September 30, 1997 compared to $305,193 at March 31, 1997. Because the Company was no longer borrowing on its warehouse facility to fund loan originations, Notes Payable also decreased to $1,370,115 at September 30, 1997 compared to $1,768,427 at March 31, 1997.

     At September 30, 1997, the Company had a cash position of $1,681 compared to a negative cash position of $106,676 at March 31, 1997. During the six months ended September 30, 1997, the Company covered its negative cash position from the collection of receivables and the funding of the remaining Mortgage Loans Held for Sale. Since September 30, 1997, and while operating under the protection of Chapter 11 of the Bankruptcy code, the Company was able to fund its limited operations from the sale of various assets and the collection of various receivables.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

           None

                                    Page - 8

                                     PART II
                                     -------


ITEM - 1   Legal Proceedings

      Various lenders initiated lawsuits against the Company and AFIM as a result of the Company's inability to make required payments on its various debt. As a result of the filing for relief under Chapter 11 of the Bankruptcy Code, all actions against the Company and AFIM were suspended pending the final outcome of the Company's Chapter 11 proceeding. See Item 2: "Management's Discussion and Analysis or Plan of Operation--General." Pursuant to the Plan of Reorganization, Claims of Creditors, including persons asserting claims against the Company in litigation, will be deemed satisfied and, upon the discharge of the Company and AFIM from bankruptcy, all litigation will have been dismissed.

ITEM - 2   Change in Securities.

           See Item 3 (b) Below

ITEM - 3   Defaults upon Senior Securities.

      (a) The following table sets forth any indebtedness which exceeds 5% of the Company's assets, for which the Company was in default at the time of this filing. Interest was accrued on such indebtedness until November 7, 1997, the date on which AFIM filed for protection under Chapter 11 of the Bankruptcy Code.

                                        Default       Default       Total
           Lender                      Principal     Interest     Arrearage
           ------                      ---------     --------     ---------

           Commercial Federal Bank      $364,393      $41,653      $406,046
           Argo Federal Savings          $75,148       $8,022       $83,170


      (b) The Company suspended payment of its regular quarterly dividend on its Series "B" Cumulative Convertible Preferred Stock in January 1996. The unpaid cumulative dividends at the time of this filing were $499,275. Pursuant to the Plan of Reorganization all preferred stock will be converted to common and each shareholder shall receive such shareholder's pro rata share of new common stock as defined in the Plan of Reorganization No unpaid dividends will be paid pursuant to the Plan of Reorganization.

ITEM - 4   Submission of Matters to a Vote of Securities Holders.

      No matters were submitted to a vote of security holders during quarter ended September 30, 1997, either through the solicitation of proxies or otherwise.

ITEM - 5   Other Information.

      See  Item  2:   "Management's   Discussion   and   Analysis  or  Plan  of
Operation--General" and the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 and Item 1: "Description of Business."


                                    Page - 9

ITEM - 6 Exhibits and Reports on Form 8-K.

(a) Exhibits
------------

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

*10.4 Second Mortgage dated March 29, 1996 made by Advance Financial, Inc. and AFI Mortgage Corp., as Mortgagor, to First Mortgage Investment Co., as Mortgagee. (Exhibit 10.4

                                   Page - 10
to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

27.1  Financial Data Schedule

* Asterisk indicates exhibits incorporated by reference as indicated, all other exhibits are filed herewith.

(b) Reports on Form 8-K

      None


                                   Page - 11

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




                                   Page - 12