Form 10QSB
period 1997-12-31
ADVANCED FINANCIAL INC
filed 1999-02-16
CIK 823314

Conformed
     _________________________________________________________
                              ---------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


     For the Quarter ended:                               Commission file number
          December 31, 1997                                            0-19485



                            ADVANCED FINANCIAL, INC.
                 (Name of small business issuer in its charter)



     DELAWARE                                         84-1069416
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


      5425 Martindale, Shawnee, KS                           66218
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

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         ITEM 1. - Financial Statements..................................... 1


         ITEM 2. - Management's Discussion and Analysis or
                   Plan of Operation........................................ 7


PART II.  OTHER INFORMATION

        ITEM 1. - Legal Proceedings......................................... 9

        ITEM 2. - Changes in Securities and Use of Proceeds................. 9

        ITEM 3. - Default Upon Senior Securities............................ 9

        ITEM 4. - Submission of Matters to a Vote of Security Holders....... 9

        ITEM 5. - Other Information......................................... 9

        ITEM 6. - Exhibits and Reports on Form 8-K..........................10

Signatures..................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS


























                                    Page - 1

                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                      December 31, 1997 and March 31, 1997

      Assets                      December 30, 1997         March 31, 1997
                                  -----------------         --------------
                                     (Unaudited)

Cash and investments                 $        6,029    $               -
Mortgage servicing advances and
     accounts receivable                    200,115              440,367
Mortgage loans held for sale                      -              305,193
Mortgage loans held for                      11,959               12,713
investment
Property and equipment, net               1,078,107            1,303,802
Prepaid expenses                              2,617               23,121
Other
                                             14,883               72,906
                                     ---------------     ---------------

      Total assets                $       1,313,711    $       2,158,102
                                   =================     ===============


      Liabilities

Bank overdraft                    $               -    $         106,676
Accounts payable and accrued              3,015,205            2,919,541
expenses
Notes payable                             1,374,034            1,768,427
Notes payable investors                     200,000              200,000
Capitalized lease obligations                65,426              178,886
Other                                        12,375                    -
                                     --------------      ---------------

      Total liabilities           $       4,667,039    $       5,173,530
                                    ===============      ===============


      Stockholders' Equity

Preferred stock, Series B, $.005
  par value; 100,000,00 shares
  authorized; $363,000 issued and
  outstanding                      $          1,815    $           1,815
Common Stock, $.001 par value;
25,000,000 shares authorized;
5,836,476 issued and outstanding              5,836                5,836
Paid-in capital                           9,959,840            9,959,840
Deficit                                 (12,879,474)         (12,541,574)
                                     --------------      ---------------

                                         (2,911,983)          (2,574,083)
Treasury stock, 99,869 shares of
    Common Stock, at cost                  (441,345)            (441,345)
                                     --------------      ---------------
      Total stockholders' equity         (3,353,328)          (3,015,428)
                                     --------------      ---------------

Total liabilities and              $      1,313,711    $       2,158,102
stockholders' equity                 ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

                                    Page - 2

                                                       Advanced Financial, Inc.

                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
    For the three month period ended December 31, 1997 and December 31, 1996

                                                Three Months Ended
                                  December 31, 1997         December 31, 1996
                                  -----------------         -----------------
                                     (Unaudited)
Revenues:

Servicing fee income              $           1,694    $         246,420
Other fee income                              1,170              137,244
Gain/(Loss) on sale of mortgage                (104)             408,115
loans
Loss on sale of servicing rights                  -              (36,650)
Interest                                        134              155,610
Other                                        37,125               (2,079)
                                     --------------      ---------------
      Total operating revenues    $          40,019    $         908,660
                                    ===============      ===============

Expenses:

Servicing Expense                             (776)              349,753
Personal                                     15,943              709,094
General and administrative                   23,006              327,963
Interest                                     35,021              158,574
Depreciation and amortization                 7,553              200,238
Consulting Expense                                -              593,750
Other                                       (19,257)               7,919
                                     --------------      ---------------

      Total operating expenses               61,490            2,347,291
                                     --------------      ---------------
      Loss before income taxes              (21,471)          (1,438,631)

Income tax expense                                -             (101,884)
                                    ---------------      ---------------

      Net loss                    $         (21,471)   $      (1,540,515)
                                    ===============      ===============

Weighted average shares                   5,736,607            6,342,177
outstanding

Loss per common share             $           (0.01)   $           (0.24)
                                    ===============      ===============


     See accompanying notes to condensed consolidated financial statements.

                                    Page - 3

                                                       Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
    For the nine month period ended December 31, 1997 and December 31, 1996

                                             Nine Months Ended
                                  December 31, 1997         December 31, 1996
                                  -----------------         -----------------
                                     (Unaudited)
Revenues:

Servicing fee income              $          56,916    $       1,312,943
Other fee income                             22,311              539,274
Gain/(Loss) on sale of mortgage             (45,261)           1,947,427
 loans
Gain on sale of servicing rights                  -              764,595
Interest                                     10,937              580,372
Other                                       136,329               13,710
                                    ---------------      ---------------
      Total operating revenues
                                            181,232            5,158,321
                                  $ ---------------    $ ---------------
Expenses:

Servicing expense                 $          80,371    $         873,116
Personel                                    152,487            2,547,424
General and administrative                  114,749            1,101,823
Interest                                    135,823              675,179
Depreciation and amortization                56,852              920,161
Consulting expense                                -              593,750
Other
                                            (21,150)              79,664
                                    ---------------      ---------------
      Total operating expenses
                                            519,132            6,791,117
                                    ---------------      ---------------

      Loss before income taxes             (337,900)          (1,632,796)

Income tax expense                                -             (441,884)
                                    ---------------      ---------------

      Net loss                    $        (337,900)   $      (2,074,680)
                                   ================      ===============

Weighted average shares                   5,736,607            4,776,110
 outstanding

Loss per share of Common Stock    $           (0.08)   $          $(0.45)
                                   ================      ===============


     See accompanying notes to condensed consolidated financial statements.


                                    Page - 4

                                                       Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
     For the nine month period ended December 31, 1997 and December 31, 1996

                                                  Nine Months Ended
                                       December 31, 1997    December 31, 1996
                                       -----------------    -----------------
                                          (Unaudited)          (Unaudited)

Net cash (used in) provided by
 operating activities                    $  438,585         (1,042,301)
Cash flows from investing activities:
  Acquisition of property and
    equipment                               168,844             (8,505)
  Proceeds/Acquisition of mortgage
    servicing right                               -          2,054,847
  Acquisition/Principal payments on
    mortgage loans held for investment,         754             12,773
    net
                                         ----------         ----------
  Net cash provided by (used
     in) investing activities               169,598          2,059,115


Cash flows from financing activities:
   Proceeds from issuance of
     common stock, net                            -          1,498,677
   Notes payable, net                      (394,393)        (3,064,322)
   Checks outstanding in excess
     of bank balance                       (106,676)           140,955
   Payments on capitalized lease
     obligations                           (101,085)          (177,767)
                                         -----------       -----------
   Net cash provided by (used
     in) financing activities              (602,154)        (1,602,457)

   Net increase/(decrease)in cash             6,029           (585,643)

Cash at beginning of period                       0            585,643
                                         ----------        -----------
Cash at end of period                      $  6,029                  0
                                         ==========        ===========


Supplemental disclosure of cash flow:
     Cash paid for interest                $  27,059           427,436
     Cash paid for income taxes                    -             1,881


     See accompanying notes to condensed consolidated financial statements.

                                     Page - 5

                                                       Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     December 31, 1997 and December 31, 1996

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

                                    Page - 6

ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION
          ----------------------------------------------------------------

GENERAL
-------

     The Company and AFIM continue to suffer losses for the quarter ended December 31, 1997. In April 1997, the Company and its wholly-owned subsidiary, AFI Mortgage, Corp. ("AFIM"), decided that it would be in the best interest of the continuity of the Company's business enterprise to temporarily suspend its active mortgage operations. On November 7, 1997, AFIM filed for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No 97-43122. On May 8, 1998, the Company also filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 98-41228. The two cases were consolidated on July 2, 1998. On November 13, 1998, the United States Bankruptcy Court for the District of Kansas entered an order (the "Confirmation Order") confirming the First Amended Joint Plan of Reorganization dated July 29, 1998 of the Company and AFIM ("Plan of Reorganization"). The confirmation of the Plan of Reorganization was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 1998. A copy of the Plan was filed as Exhibit 2.1 to the Form 8-K and a copy of the Confirmation Order was filed as Exhibit 99.1 to the Form 8-K. See also the Company's Annual Report on Form 10-KSB Item 1:
"Description of Business" and Item 7: Note B to the Consolidated Financial Statements of the Company.

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

     The following discussion of the Company's financial condition as of December 31, 1997 and the Company's results of operations for the quarter ended December 31, 1997 should be read in conjunction with the discussion of events subsequent to June 30, 1997 set forth in Item 1: "Description of Business" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 and set forth in the Current Report on Form 8-K filed November 25, 1998, described above.

RESULTS OF OPERATIONS
---------------------
Quarter and Nine Months Ended December 31, 1997
-----------------------------------------------
Compared To The Quarter and Nine Months Ended December 31, 1996
---------------------------------------------------------------

      Liquidity and Capital Resources
      -------------------------------

     The Company's cash and short-term investments increased from ($106,676) at March 31, 1997 to $6,029 at December 31, 1997. The increase in cash and short-term investments is attributable to the fact that the Company suspended its active mortgage operations and reduced its staff to the extent necessary to operate under protection of Chapter 11 of the Bankruptcy Code, sold its remaining assets, other than its office building, and collected various receivables due the Company. Also see Item 1: "Description of Business" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.


                                    Page - 7

                                                       Advanced Financial, Inc.

      Losses
      ------

     Consolidated operating results for the three months ended December 31, 1997 reflect a net loss of $21,471 as compared to a net loss of $1,540,515 for the three months ended December 31, 1996. Consolidated operating results for the nine months ended December 31, 1997 reflect a net loss of $377,900 compared to a net loss of $2,074,680 for the nine months ended December 31, 1996. The decrease in losses was attributable to the Company's suspension of its active mortgage operations and sale of its remaining assets, other than its office building, thereby reducing the quarterly depreciation expense. The decrease was also attributable to the Company's reduction of staff from 20 full time employees to 1 full time employee, thereby reducing its administrative expense, and reduction of debt, thereby reducing interest expense, to the extent necessary to operate under protection of Chapter 11 of the Bankruptcy Code. Also see Item 1:
"Description of Business" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

FINANCIAL POSITION
------------------

     During the three months ended December 31, 1997, the Company saw a continued decrease in the Company's assets and stockholders' equity. The
Company's total assets were $1,313,711 at December 31, 1997 compared to $2,158,102 at March 31, 1997. Stockholders' equity was ($3,353,328) at December 31, 1997 compared to ($3,015,428) at March 31, 1997. This decrease was due to the fact that the Company suspended its active mortgage operations and had limited revenues, causing the Company to continue to operate at a loss during the nine months ended December 31, 1997. The Company sold its loan production operations in February, 1997 causing its loans held for sale to decrease to $0 at December 31, 1997 compared to $305,193 at March 31, 1997. Because the Company was no longer borrowing on its warehouse facility to fund loan originations, Notes Payable also decreased to $1,374,034 at December 31, 1997 compared to $1,768,427 at March 31, 1997.

     At December 31, 1997, the Company had a cash position of $6,029 compared to a negative cash position of $106,676 at March 31, 1997. During the nine months ended December 31, 1997, the Company covered its negative cash position from the collection of receivables and the funding of the remaining Mortgage Loans Held for Sale. Since December 31, 1997, and while operating under the protection of Chapter 11 of the Bankruptcy Code, the Company was able to fund its limited operations from the sale of various assets and the collection of additional receivables.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------


           None

                                    Page - 8

                                                       Advanced Financial, Inc.

                                     PART II
                                     -------

ITEM - 1   Legal Proceedings

     Various lenders initiated lawsuits against the Company and AFIM as a result of the Company's inability to make required payments on various debt. As a result of AFIM and the Company filing for relief under Chapter 11 of the Bankruptcy Code, all pending litigation was suspended pending the final outcome of the Chapter 11 proceeding. See Item 2: "Management's Discussion and Analysis or Plan of Operation-General" Pursuant to the Plan of Reorganization, Claims of Creditors, including persons asserting claims against the Company in litigation, will be deemed satisfied and, upon discharge of the Company and AFIM from bankruptcy, all litigation will have been dismissed.

ITEM - 2   Change in Securities and Use of Proceeds.

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


     (b) The Company suspended payment of its regular quarterly dividend on its Series "B" Cumulative Convertible Preferred Stock in January 1996. The unpaid cumulative dividends at the time of this filing were $499,275. Pursuant to the Plan of Reorganization all preferred stock will be converted to common and each shareholders shall receive such shareholder's pro rata share of new common stock as defined in the Plan of Reorganization. No unpaid dividends will be paid pursuant to the Plan of Reorganization.

ITEM - 4   Submission of Matters to a Vote of Securities Holders.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1997, either through the solicitation of proxies or otherwise.

ITEM - 5   Other Information.

     See   Item  2:   "Management's   Discussion   and   Analysis   or  Plan  of
Operation-General" and the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 Item 1: "Description of Business."

                                   Page - 9

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


                                   Page - 11

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ADVANCED FINANCIAL, INC.
                                  (Registrant)


Dated:  February 16, 1999    By:   /s/William B. Morris
                                   --------------------
                                   William B. Morris
                                   Chairman


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



                                   Page - 12