Form 10KSB
period 1998-03-31
ADVANCED FINANCIAL INC
filed 1999-02-16
CIK 823314

Conformed
    _________________________________________________________
                       ---------------------
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                       ---------------------

                            FORM 10-KSB

             ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the fiscal year ended:                  Commission file number
            March 31, 1998                               0-19485

                     ADVANCED FINANCIAL, INC.
          (Name of small business issuer in its charter)

      DELAWARE                                         84-1069416
      (State or other jurisdiction of        (I.R.S.Employer Identification No.)
      incorporation or organization)

         5425 Martindale, Shawnee, KS                       66218
    (Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number (913) 441-2466
                               -------------------

              Securities registered under Section 12(g) of the Act:

                               Title of Each Class
                          ----------------------------
                          Common Stock $.001 par value
                              ---------------------

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes ___   No X

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

      Issuer's revenues for the fiscal year ended March 31, 1998 were $ 257,629.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on the consolidated reporting system on the NASDAQ Bulletin Board on January 25, 1999 was $54,016.

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

                                                        Advanced Financial, Inc.
                         TABLE OF CONTENTS

ITEM                                                       PAGE

Part I

      Item  1 -      Description of Business................. 3

      Item  2 -      Description of Property................. 7

      Item  3 -      Legal Proceedings....................... 8

      Item  4 -      Submission of Matters to a Vote of
                     Security Holders........................ 8

Part II

      Item  5 -      Market for Common Equity and Related
                     Stockholder Matters..................... 8

      Item  6 -      Management's Discussion and Analysis or
                     Plan of Operation....................... 9

      Item  7 -      Financial Statements.................... 10

      Item  8 -      Changes In and Disagreements With
                     Accountants on Accounting and
                     Financial Disclosure.................... 12

Part III

      Item  9 -      Directors, Executive Officers,
                     Promoters and Control Persons;
                     Compliance With Section 16(a) Of The
                     Exchange Act............................ 11

      Item 10 -     Executive Compensation................... 12

      Item 11 -     Security Ownership of Certain Beneficial
                    Owners and Management.................... 14

      Item 12 -     Certain Relationships and Related
                    Transactions............................. 15

Part IV

      Item 13 -     Exhibits and Reports on Form 8-K......... 15

Signatures................................................... 17


                                    Page -2

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

                             DESCRIPTION OF BUSINESS
                               OF COMPANY AND AFIM

      The following information concerning the Company and AFIM is provided as of March 31, 1998, unless otherwise indicated.

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

      The servicing portfolio was AFIM's primary source of revenue and cash flows. In March 1994, AFIM determined that it needed to enter the retail origination market to increase its servicing portfolio through the origination of new loans rather than bulk purchases, which would require raising additional capital. AFIM also determined that it needed to find an origination concept and strategy that would not require the capital necessary to implement a traditional branch office operation. AFIM wanted to take advantage of the many new technologies which had recently became available to the mortgage industry. It was at this time that AFIM initiated its concept of putting a loan officer directly in an established real estate office.

      During March and April, 1994, AFIM proceeded to invest a significant amount of its capital into both systems and personnel in an effort to implement this new origination strategy. AFIM had anticipated marketing this new concept in May, 1994. Unfortunately, technical problems encountered in meshing the

                                    Page - 3

                                                        Advanced Financial, Inc.

technologies for its Desk Top Origination units delayed marketing until January, 1995. During 1995, AFIM was very successful in establishing its strategy in several real estate offices around the country.

      Although AFIM was successful in locating real estate offices in which to implement its Desk Top Origination System, it was not nearly as successful in hiring experienced and qualified loan officers to operate the locations. The inability to hire experienced loan originators caused AFIM to fall significantly short of its loan production goals and projections. Therefore, AFIM was unable to generate from its loan production operations the revenue and cash flow necessary to support the infrastructure which was in place to handle much higher anticipated volumes. This led to significant losses during fiscal 1997.

      In an effort to generate the capital necessary to support the loan production operations, AFIM sold approximately $234,000,000 of its remaining servicing portfolio in September 1996 and an additional $9,000,000 in the fourth quarter of fiscal year 1997, anticipating that loan production would increase sufficiently to offset the lost revenue and cash flow previously realized from the servicing operations. Unfortunately, loan production did not increase as anticipated and AFIM had to close several of its nonproductive locations. AFIM's revenues and cash flow were insufficient to continue to support current operations and in January, 1997, AFIM decided to decided that it would be in the best interest of the continuity of the Company's business enterprise to temporarily suspend its active mortgage operations and liquidate its remaining assets to satisfy creditors.

      On February 3, 1997, AFIM entered into an agreement to sell its remaining loan production operations to First Mortgage Investment Co. ("FMIC"). This allowed AFIM to eliminate the costs related to those operations. At that time AFIM, still had approximately $150,000,000 of mortgage servicing rights of The Government National Mortgage Association ("GNMA"), from which it derived some revenue.

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

Description of Real Estate and Operating Data
---------------------------------------------

      At March 31, 1998, the only real estate owned by or in which the Company had an investment interest was the Company's headquarters building which was developed for the Company and which the Company occupied in June of 1993. The building housed all administrative functions of the Company. The Company currently leases the building to the mortgage company who purchased the production platform until such time as the sale of the building is completed.

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


                                    Page - 4

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

     During fiscal year 1998, the Company had no loan originations and received revenue from its remaining servicing portfolio for only 15 days during April 1997. In addition, due to the Company's continued losses in fiscal 1997, management made the decision in September, 1996 to sell the entire servicing portfolio to pay off as much related indebtedness as possible. At that time, the sale of the servicing allowed the Company to significantly reduce its cash flow needs.

      Servicing Capability
      --------------------

     In  the  past  a  non-affiliated   third  party  provided  electronic  data
processing through the Company's IBM AS/400. This relationship and service was terminated, in April 1997.

      Loan Originations
      -----------------

     In January 1992, the Company expanded its mortgage banking operations to include the ability to refinance mortgage loans. This was designed to enhance the Company's servicing portfolio in several ways. It allowed the Company to retain a portion of its payoffs as new loans. Previously, the refinanced loans enhanced the value of the Company's portfolio because the new loan had a lower note rate and a longer servicing life. During fiscal 1997, originated and refinanced mortgage loans were sold servicing released which increased current cash flow and revenues. Also the revenues and earnings provided by the loan originations allowed the Company to diversify its potential revenue producing business away from loan servicing. During fiscal 1998, the Company had no loan originations compared to 1,242 loans with a principal balance of approximately $110,500,000 in fiscal 1997.

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


                                    Page - 5

                                                        Advanced Financial, Inc.

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

      Markets and Competition
      -----------------------

      The loan origination market share is somewhat diversified with a few large players and many small players. As a whole, the industry is incorporating technology and pursuing point of sale strategies to generate mortgage loan originations. The company also believes that its strategy for implementing its technology and strategy for point of sale originations was unique and should have allowed it to compete even with its largest competitors. Unfortunately due to the shortage and availability of experienced loan officers, caused by the industry's increased production volumes, the Company was unable to attract and hire experienced loan originators to operate its desktop locations. This meant that the company had to hire and train less experienced personnel. This caused a much longer than anticipated time frame for loan origination volumes to meet projected goals. In many cases, due to the Company's shortage of capital, the Company could not continue to keep the locations open in anticipation of future loan production.

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

                                    Page - 6

                                                        Advanced Financial, Inc.

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

     On March 1, 1997, Home elected to exercise its right to repurchase 10% of Home from the Company pursuant to a Stock Redemption Agreement between the Company and Home. The Company received $141,669 from Home for the repurchase of its 10% ownership, the proceeds of which were used to pay down Company debt.

     Employees
     ---------

     As of March 31, 1998, the Company and its subsidiary had 1 full time employee.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

Real Estate Owned
-----------------

     At March 31, 1998, AFIM owned fee simple title to a 20,000 square foot office building and the land on which the building sat located at 5425 Martindale, Shawnee, Kansas (the "Property"). The Property is subject to a first and second mortgage. The first mortgage had a principal balance at March 31, 1998 of $717,000 with a fixed interest rate of eleven and three quarters percent (11.75%) per annum and was payable monthly with the entire balance due and payable March 31, 1998. The term of the loan has subsequently been extended until March 31, 1999, with all the same terms. The balance may be prepaid at any time without penalty. In the fourth quarter of the 1996 fiscal year, the Company took out a second mortgage on the Property of $350,000 that was due March 1998. $200,000 of the second mortgage was repaid in fiscal years 1997 and 1998 from the sale of servicing rights. In the opinion of management, the Property is adequately covered by insurance.

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

                                    Page - 7

                                                        Advanced Financial, Inc.

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

      During fiscal 1998, the Company did not invest in any real estate mortgages.

Securities  of  or  Interests  in  Persons  Primarily  Engaged  in  Real  Estate
Activities
--------------------------------------------------------------------------------

      During fiscal year 1998, the Company did not invest in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

      In March 1994, the Company was named as co-defendant in a lawsuit filed by two former officers of the Company. The lawsuit, filed in the United States District Court for the District of Nebraska, alleges that the Company violated securities laws, delaying the ability of these former officers from selling common stock of the Company owned by them, resulting in alleged losses of $300,000. The validity of the stock owned by these plaintiffs was the subject of concurrent litigation pending in the state court in Omaha, Nebraska. In January 1997, the Company settled the litigation by agreeing to issue the plaintiffs a total of 300,000 shares of the Company's restricted common stock. In turn, one of the parties pledged 100,000 shares as collateral for a note receivable of $214,000 due AFIM. At March 31, 1998, the Company had already reserved $74,815 against the note and $140,000 towards the settlement of this litigation. The parties settled this litigation to avoid any further uncertainty and expense of litigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 1998, either through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

     The Company's Common Stock was traded on the American Stock Exchange from March 29, 1993 to April 3, 1997 under the symbol AVF. On December 6, 1996, the Exchange halted trading of the Company's Common Stock due to the fact that the Company was not in compliance with the Exchange's listing requirements. As a result the Company's Common Stock was delisted on April 3, 1997. The

                                    Page - 8

                                                        Advanced Financial, Inc.

Company's Common Stock is currently traded on the NASDAQ Bulletin Board under the symbol AVFI. The following table sets forth the high and low prices for Common Stock as reported on the American Stock Exchange and the NASDAQ Bulletin Board for the four quarters of fiscal years 1997 and 1998. The prices were obtained from the American Stock Exchange and the NASDAQ Bulletin Board. The prices do not include retail mark-ups, mark-downs, or other fees or commissions, and may not represent actual transactions.


                1997
                ----                                High      Low
                                                    ----      ---
           Quarter Ended June 30, 1996              $1.62     $1.00
           Quarter Ended September 30, 1996         $1.75     $1.00
           Quarter Ended December 31, 1996          $2.00     $1.00
           Quarter Ended March 31, 1997             $1.38     $1.38

                1998
                ----                                High      Low
                                                    ----      ---
           Quarter Ended June 30, 1997              $0.38     $0.04
           Quarter Ended September 30, 1997         $0.19     $0.04
           Quarter Ended December 31, 1997          $0.07     $0.01
           Quarter Ended March 31, 1998             $0.01     $0.005


      At January 25, 1999, the closing market price of the Company's common stock was $.012 per share. On such date, 178 holders of record held the Company's common stock and the Company estimates that it has approximately 1,200 beneficial shareholders.

      At March 31, 1998, the Company had not paid any cash dividends on its Common Stock and had not paid any dividends on its 10.5% Series B Preferred Stock since the second quarter of fiscal 1996. The Company was not subject to any restrictive covenants or agreements which limit its ability to pay dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

GENERAL
-------

      As described in Item 1 hereof, the Company and AFIM suffered substantial losses in fiscal years 1997 and 1998. Management decided that it would be in the best interest of the continuity of the Company's business enterprise to temporarily suspend its active mortgage operations in April 1997 and the Company and AFIM subsequently filed for relief under Chapter 11 of the Bankruptcy Code. The following discussion of the Company's financial condition as of March 31, 1998 and the Company's results of operations for fiscal year 1998 should be read in conjunction with description of events subsequent to March 31, 1998 contained in Item 1 hereof.


RESULTS OF OPERATIONS
Year Ended  March 31,  1998  Compared  To The Year Ended March 31, 1997
-----------------------------------------------------------------------

      Liquidity and Capital Resources
      -------------------------------

     The Company's cash and short-term investments increased from ($106,676) at March 31, 1997 to $58,759 at March 31, 1998. The increase in cash and short-term investments is attributable to the fact that the Company suspended operations, except for limited operations necessary to operate under Chapter 11 of the Bankruptcy Code, sold its remaining assets, except for the office building, and collected on various receivables due the Company.

                                    Page - 9

                                                        Advanced Financial, Inc.

Also  see  Item 1:  "DESCRIPTION  OF  BUSINESS--SUBSEQUENT  EVENTS"  and Item 1:
"DESCRIPTION OF BUSINESS -- DESCRIPTION OF BUSINESS OF THE COMPANY AND AFIM."

      Losses
      ------

        Consolidated operating result for fiscal year 1998 reflect a net loss of $375,589 as compared to a net loss of $5,077,639 in fiscal year 1997. The decrease in losses is attributable to the fact that the Company suspended operations and reduced expenses, except for limited operations necessary to operate under Chapter 11 of the Bankruptcy code. Also see Item 1: "DESCRIPTION OF BUSINESS--SUBSEQUENT EVENTS" and Item 1: "DESCRIPTION OF BUSINESS -- DESCRIPTION OF BUSINESS OF THE COMPANY AND AFIM."

FINANCIAL POSITION
------------------

     During fiscal 1998, the Company saw a significant decrease in the Company's assets and stockholders' equity. The Company's total assets were $1,300,490 at March 31, 1998 compared to $2,158,102 at March 31, 1997. Stockholders' deficit was $(3,391,017) at March 31, 1998 compared to $(3,015,428) at March 31, 1997.
These decreases were due to the fact that the Company suspended the majority of its operations and had limited revenues, causing the Company to continue to operate at a loss during fiscal 1998. The Company sold its loan production operations in February, 1997, causing its loans held for sale to decrease to $0 at March 31, 1998 compared to $305,193 at March 31, 1997. Because the Company was no longer borrowing on its warehouse facility to fund loan originations, Notes Payable also decreased to $1,577,194 at March 31, 1998 compared to $1,968,427 at March 31, 1997.

      At March 31, 1998, the Company had a cash position of $58,759 compared to a negative cash position of $106,676 at March 31, 1997. After year end March 31, 1997, the Company covered its negative cash position through the collection of receivables and the funding of the remaining Mortgage Loans Held for Sale. Since March 31, 1998, and while operating under the protection Chapter 11 of the Bankruptcy Code, the Company has been able to fund its limited operations from the sale of various assets and the collection of various receivables.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

           None

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

      Financial statements for the years ended March 31, 1998 and March 31, 1997, are presented on the following pages.


                                   Page - 10

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Advanced Financial, Inc.
  and Subsidiaries


We have audited the accompanying consolidated balance sheets of Advanced Financial, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Financial, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

GRANT THORNTON LLP



Kansas City, Missouri
January 26, 1999

                                      10-1

                                                       Advanced Financial, Inc.
                                                           and Subsidiaries

                                                      CONSOLIDATED BALANCE SHEETS

                                                               March 31,

         ASSETS                                                                        1998                      1997
                                                                               ---------------------    -----------------------
Cash                                                                           $          58,759        $              -
Mortgage servicing advances and accounts receivable (note A2)                            151,097                    440,367
Mortgage loans held for sale (notes A3, D and E)                                           -                        305,193
Mortgage loans held for investment (notes A3 and E)                                        5,997                     12,713
Property and equipment, net (notes A4, E, F, and J)                                   1,070,5553                  1,303,802
Prepaid expenses                                                                           -                         23,121
Other                                                                                     14,084                     72,906
                                                                               ---------------------    -----------------------
                                                                               $       1,300,490        $         2,158,102
                                                                               =====================    =======================

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES
     Bank overdraft                                                            $           -            $           106,676
     Accounts payable and accrued expenses                                                24,292                  2,919,541
     Note payable (note E)                                                               717,357                 1, 768,427
     Notes payable to related parties (note G)                                             -                        200,000
     Capitalized lease obligations (note F)                                                -                        178,886
                                                                               ---------------------    -----------------------
                                                                                         741,649                  5,173,530

LIABILITIES SUBJECT TO COMPROMISE (note B)
     Accounts payable and accrued expenses                                             3,024,595                       -
     Notes payable (note E)                                                              659,837                       -
     Notes payable on stock recission (note G)                                           200,000                       -
     Capitalized lease obligations (note F)                                               65,426                       -
                                                                               ---------------------    -----------------------
                                                                                       3,949,858                       -

COMMITMENTS AN CONTINGENCIES (notes F, G, and L)                                           -                           -

STOCKHOLDERS' EQUITY (DEFICIENCY) (notes B, G, and H)
     Preferred stock, Series B, $.005 par value 10,000,000 shares
       authorized; 363,000 shares issued and outstanding                                   1,815                      1,815
     Common stock, $.001 par value; 25,000,000 shares authorized; 5,836,476
       shares issued                                                                       5,836                      5,836
     Paid-in capital                                                                   9,959,840                  9,959,840
     Accumulated deficit                                                             (12,917,163)               (12,541,574)
                                                                               ---------------------    -----------------------
                                                                                      (2,949,672)                (2,574,083)

     Treasury stock, 99,869 shares of common stock, at cost                             (441,345)                  (441,345)
                                                                               ---------------------    -----------------------
                                                                                      (3,391,017)                (3,015,428)
                                                                               ---------------------    -----------------------
                                                                               $       1,300,490        $         2,158,102
                                                                               =====================    =======================

                                    The accompanying notes are an integral part of these statements

                                                                 10-2


                                                       Advanced Financial, Inc.
                                                           and Subsidiaries

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended March 31,

                                                                                       1998                      1997
                                                                               ---------------------    -----------------------
Revenues
     Servicing fees                                                            $          58,492                  1,558,933
     Gains (losses) on sales of mortgage loans, net (including origination
       fee income (expense) of ($40,681) and $788,868, respectively)                     (45,261)                 2,232,547
     Other fees                                                                           23,373                    674,388
     Gains on sales of mortgage servicing rights                                           -                        827,482
     Interest                                                                             11,036                    691,559
     Rental Income (note F)                                                              165,027                     46,667
     Other                                                                                44,962                    105,197
                                                                               ---------------------    -----------------------
         Total revenues                                                                  257,629                  6,136,773

Expenses
     Servicing expense                                                                    90,926                  1,630,457
     Personnel                                                                           168,471                  2,903,116
     General and administrative                                                          156,669                  2,275,168
     Interest                                                                            156,786                    851,952
     Depreciation and amortization                                                        49,374                  2,201,103
     Other                                                                                10,992                    910,456
                                                                               ---------------------    -----------------------
         Total expenses                                                                  633,218                 10,772,252
                                                                               ---------------------    -----------------------

         Loss before income taxes                                                       (375,589)                (4,635,479)

Income tax expense (notes A8 and I)                                                        -                       (442,160)
                                                                               ---------------------    -----------------------
         Net loss                                                              $        (375,589)       $        (5,077,639)
                                                                               =====================    =======================

Weighted average shares outstanding                                                   $5,736,607                  4,651,327
                                                                               =====================    =======================

Loss per common share (note A9)                                                $           (0.09)       $             (1.12)
                                                                               =====================    =======================

                                    The accompanying notes are an integral part of these statements

                                                                 10-3

                                                       Advanced Financial, Inc.
                                                           and Subsidiaries

                                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                                                        EQUITY (DEFICIENCY)
                                               Years ended March 31, 1998 and 1997

                                        Preferred        Common        Paid-in        Accumulated      Treasury
                                          stock          stock         capital          deficit         stock           Total
                                       -------------  ------------- --------------- ---------------- -------------  ---------------

Balance at April 1, 1996                    $ 1,860        $ 4,256      $8,877,493     $ (7,463,935)   $ (441,345)     $   978,329

Net loss                                          -              -               -       (5,077,639)            -       (5,077,639)

Exercise of stock options (notes G
  and H)                                          -            771         414,361                -             -          415,132

Services rendered in exchange
  for stock (note G)                              -            500         593,250                -             -          593,750

Stock issued in legal
  settlement (note L)                             -            300          74,700                -             -           75,000

Conversion of 9,000 shares of
  preferred stock to common stock               (45)             9              36                -             -                -
                                       -------------  ------------- --------------- ---------------- -------------  ---------------

Balance at March 31, 1997                     1,815          5,836       9,959,840      (12,541,574)     (441,345)      (3,015,428)

Net loss                                          -              -               -         (375,589)            -         (375,589)
                                       -------------  ------------- --------------- ---------------- -------------  ---------------

Balance at March 31, 1998                   $ 1,815        $ 5,836      $9,959,840     $(12,917,163)   $ (441,345)     $(3,391,017)
                                       =============  ============= =============== ================ =============  ===============

                                    The accompanying notes are an integral part of these statements


                                                          10-4



                                                       Advanced Financial, Inc.
                                                           and Subsidiaries

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Year ended March 31,


                                                                                       1998                  1997
                                                                                -----------------    ----------------
Cash flows from operating activities
     Net loss                                                                      $   (375,589)        $ (5,077,639)
     Adjustments to reconcile net loss to net
       cash provided by) operating activities:
        Depreciation and amortization                                                    49,374            2,201,103
        (Gains) losses on sales of mortgage loans held for sale                          45,261           (2,232,547)
        Gains on sales of mortgage servicing rights                                           -             (827,482)
        Gain on sale of investment                                                            -              (18,205)
        Deferred income taxes                                                                 -              440,000
        Loss on diposal of property and equipment                                        40,415                    -
        Services rendered in exchange for stock                                               -              593,750
        Stock issued in legal settlement                                                      -               75,000
        Mortgage loans held for sale originated                                               -         (117,647,385)
        Mortgage loans held for sale sold                                               259,932          129,685,486
        Changes in assets and liabilities:
           Mortgage servicing advances and accounts receivable                          289,270               80,253
           Prepaid expenses and other assets                                             81,943              285,916
           Accounts payable and accrued expenses                                        129,346              412,438
                                                                            --------------------   ------------------
              Net cash provided by operating activities                                 519,952           (7,970,688)
Cash flows from investing activities
     Acquisition of property and equipment                                                    -              (26,978)
     Proceeds from sales of mortgage servicing rights                                         -            2,103,386
     Proceeds from disposal of property and equipment                                    30,000                    -
     Principal payments received on other receivables                                         -              302,336
     Principal payments received on mortgage loans held for investment                    6,716               82,219
     Proceeds from sale of investment                                                         -              141,669
                                                                            --------------------   ------------------
               Net cash provided by investing activities                                 36,716            2,602,632
Cash flows from financing activities
     Bank overdraft                                                                    (106,676)             106,676
     Change in revolving borrowings, net                                               (289,749)          (9,449,895)
     Proceeds from notes payable                                                         15,000              739,031
     Notes payable on stock rescission                                                        -              200,000
     Principal payments on notes payable                                               (116,484)          (2,933,128)
     Payments on capitalized lease obligations                                                -             (236,779)
     Exercise of stock options                                                                -              415,132
                                                                            --------------------   ------------------
              Net cash used in financing activities                                    (497,909)         (11,158,963)
                                                                            --------------------   ------------------
              Net increase (decrease) in cash                                            58,759             (585,643)
Cash at beginning of year                                                                     -              585,643
                                                                            --------------------   ------------------
Cash at end of year                                                                $     58,759         $          -
                                                                            ====================   ==================
Supplemental disclosures of cash flow information
     Cash paid for interest                                                        $    126,658         $    845,346
     Cash paid for taxes                                                                      -                2,160
Supplemental disclosures of noncash financing and investing activities
     Capitalized lease obligations forgiven upon return of
       property and equipment                                                      $    113,460         $          -
     Conversion of preferred stock to common stock                                            -                   45

                                    The accompanying notes are an integral part of these statements


                                                            10-5

                            Advanced Financial, Inc.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Asummary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     1. Organization and Principles of Consolidation

     Advanced  Financial,  Inc. (the  Company) owns 100% of AFI Mortgage,  Corp.
     (AFI). Prior to ceasing operations in 1997, AFI originated, sold to investors, and serviced residential first mortgage loans (see Note B). The Company also owns 100% of Continental Mortgage Services, Inc. (CMSI) and Network Appraisals, Inc. (Network). Both of those subsidiaries are inactive.

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

                                      10-6

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     3. Mortgage Loans Held for Sale and Investment

     Mortgage loans held for sale were carried at the lower of cost or fair market value as determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate basis. Gains or losses on sales of mortgage loans were recognized based upon the difference between the selling price and the carrying value of the related mortgage loans at the date of sale using the specific identification method. Mortgage loans held for investment are carried at the lower of cost or market on the date of acquisition or transfer from the held for sale account.

     4. Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, ranging from three years to thirty years.

     5. Excess of Cost Over Fair Value of Assets Acquired

     The excess of cost over fair value of assets acquired, resulting from the Company's acquisition of AFI, was being amortized over fifteen years. The Company evaluated this excess to be of no future value and wrote off the entire amount of $524,798, which was included in depreciation and amortization expense during the year ended March 31, 1997.

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

                                      10-7

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1998 and 1997

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

     9. Loss Per Common Share

     Loss per common share is based on the weighted average number of common shares outstanding during the periods plus common stock equivalents, when dilutive, consisting of stock options and warrants. For purposes of this computation, net losses have been adjusted for the dividends on the preferred stock. The computation of diluted loss per share includes the common stock issuable upon conversion of preferred stock, when dilutive. Because the effect of such inclusion is anti-dilutive in 1998 and 1997, diluted per share information is not presented herein. It is probable the events discussed in Note B will require the issuance of common stock, thereby diluting current equity interests.

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

     11.  Reclassifications

     Certain items in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

                                      10-8

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1998 and 1997

NOTE B - BANKRUPTCY AND REORGANIZATION

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company experienced net losses of $375,589 and $5,077,639 for the years ended March 31, 1998 and 1997, respectively. In an effort to generate the capital necessary to support loan production operations, during fiscal 1997 the Company sold most of its servicing portfolio, anticipating that loan production would increase sufficiently to offset the lost revenue and cash flow previously realized from the servicing operations. Unfortunately, loan production did not increase as anticipated and the Company had to close several of its nonproductive locations. Ultimately, revenues and cash flow were insufficient to continue to support current operations and in January 1997, the Company decided to discontinue its operations and liquidate its remaining assets to satisfy creditors.

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

     As a result of these events, on November 7, 1997 (the Filing Date), the Company filed a voluntary petition for reorganization in the United States Bankruptcy Court for the District of Kansas (Bankruptcy Court) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code).

     On November 13, 1998, the Bankruptcy Court confirmed the Company's First Amended Joint Plan of Reorganization (the Plan) dated July 29, 1998.


                                      10-9

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1998 and 1997


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

     In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon completion of the Plan. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management believes the steps in the Plan are sufficient to provide the Company with the ability to continue in existence.

                                     10-10

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1998 and 1997


NOTE B - BANKRUPTCY AND REORGANIZATION - Continued

     Since the Filing Date, the Company has operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. During such time, all claims against the Company in existence prior to the Filing Date have been stayed and have been classified as "liabilities subject to compromise" in the 1998 consolidated balance sheet, except for fully secured liabilities that are expected not to be compromised.


NOTE C - MORTGAGE SERVICING RIGHTS

     A summary of the activity related to purchased mortgage servicing rights is as follows at March 31,

                                                1998         1997
                                            ---------    ----------
          Balance at beginning of year      $     -      $2,440,280
          Purchases                               -            -
          Scheduled amortization                  -        (542,497)
          Amortization resulting from             -        (621,879)
          impairment
          Sales                                   -      (1,275,904)
                                            ---------    ----------
          Balance at end of year            $     -      $     -
                                            =========    ==========


NOTE D - MORTGAGE BANKING ACTIVITIES

     The Company's portfolio of mortgage loans serviced for investors, including loans originated by the Company, aggregated approximately $0 and $150,000,000 at March 31, 1998 and 1997, respectively. Included in the portfolio at March 31, 1998 and 1997 are approximately $0 and $150,000,000, respectively, of GNMA mortgage-backed securities (see Note B). Under terms of the guarantee agreement with GNMA, the Company was required to advance principal and interest not collected from the mortgagor and is liable for amounts lost in foreclosure of defaulted loans not recovered from the loans' insurers.

     At March 31, 1998 and 1997, escrow funds related to the serviced loans approximated $0 and $4 million, respectively, and are not included in the accompanying consolidated balance sheets. Included in servicing expense are foreclosure losses of $77,665 and $1,023,444 at March 31, 1998 and 1997, respectively.


                                     10-11

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1998 and 1997

NOTE E - NOTES PAYABLE

  The following summarizes the Company's notes payable at March 31,

                                                 1998        1997
                                              ---------  -----------
Borrowings under a $17,000,000 line of
   credit,  collateralized by mortgage
   loans and mortgage servicing rights,
   interest at the agreement's default
   rate of prime plus 4% (12.5% at March
   31, 1998),  due January 31, 1997.          $       -      $289,749
Borrowings under a $1,000,000 line of
   credit, collateralized by mortgage
   servicing rights, interest at 9.75%,
   monthly payments of $20,517 with
   final payment due July 1, 1999.               364,393      328,897
Note payable, collateralized by mortgage
   servicing rights, interest at 10.25%,
   with monthly payments of $4,758 and
   final payment due August  1, 1998.             75,148       72,244
Note payable, collateralized by real
   estate, interest at 11.75%, with
   monthly payments of $8,812 and final
   payment due March 28, 1998.                   717,357      734,177
Note payable, collateralized by stock,
   interest at 9.5%, with payment due
   December 1, 1996.                              35,000       35,000
Note payable, collateralized by note
   receivable, interest at 9.5%, with
   monthly installments of $5,556, with
   final payment due January 1, 1998.                  -       53,196
Note payable,  collateralized by furniture
   and fixtures,  interest at prime plus
   2% (10.5% at March 31,
   1998), with monthly installments of
   $1,389, with final payment due
   February 27, 2001.                             25,145       55,145
Note payable, collateralized by real
   estate and mortgage servicing rights,
   interest only at prime plus 6% (14.25%
   at March 31, 1998), with
   payment of $150,000 due September 30,
   1996 and final payment due March 29,
   1998.                                         145,151      200,019
Note payable to FMIC, no interest due
   upon approval by the Bankruptcy Court
   of the offset of the principal amount
   with amounts receivable from FMIC.             15,000            -
                                              ----------  -----------
                                              $1,377,194   $1,768,427
                                              ==========  ===========


                                     10-12

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1998 and 1997


NOTE E - NOTES PAYABLE - Continued

     Substantially all of the Company's assets are pledged to secure the notes payable.


NOTE F - LEASES

     The Company is leasing its land and building to FMIC through December 1, 1999 for $12,375 per month.

     The Company has a capitalized lease obligation of $65,426, which is considered subject to compromise under the Plan.

     The Company had various operating lease agreements for branch locations. Operating lease expense for fiscal 1998 and 1997 was approximately $11,000 and $235,000, respectively. All operating leases have expired.


NOTE G - CAPITAL STOCK

     The Company's preferred stock bears a 10.5% cumulative dividend rate. Total unpaid cumulative dividends at March 31, 1998 is $383,040. The preferred stock is redeemable at the option of the Company upon payment of one share of common stock plus all unpaid dividends.

     On March 29, 1993, the Company completed an offering of 900,000 shares of common stock at an offering price of $4.25 per share. In addition, the Company issued warrants to the underwriter to acquire 100,000 shares of common stock. The warrants were exercisable until March 29, 1998, at an exercise price of $5.95. None were exercised before the expiration date.

     On September 30, 1996, the Company issued to three companies a total of 1,000,000 shares of common stock valued at $0.50 per share in exchange for $500,000 of promissory notes, of which the Company had collected $200,000. In December 1996, the Company was notified this private placement violated the listing agreement with the American Stock Exchange (see Note L). Therefore, all parties agreed to rescind the issue and, accordingly, the transaction is not reflected in the 1997 financial statements. The $200,000 received is recorded as notes payable on stock rescission and is considered subject to compromise under the Plan.


                                     10-13

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1998 and 1997

NOTE G - CAPITAL STOCK - Continued

     On October 1, 1996, the Company entered into two consulting agreements with two independent consulting firms to perform public relation services for the Company. Each agreement provided the issuance of 250,000 shares of common stock in exchange for the service. Although the consulting agreements were finalized on October 1, 1996, the Company entered into a letter of agreement on August 27, 1996, at which time the market value of the Company's common stock was $1.1875. The resulting value of the service of $593,750 is reflected as expense in the 1997 consolidated statement of operations as well as equity on the consolidated balance sheet at March 31, 1997.


NOTE H - STOCK OPTION PLANS

     The Company has key employee option and incentive stock option plans. Options to acquire common stock are granted, at fair market value, on the date of grant and expire in 2001 through 2006; 2,000,000 shares of common stock have been reserved for issuance under the plans. The following schedule sets forth information regarding option activity under these plans:

                                          Number       Option price
                                        -----------    ------------
Outstanding at April 1, 1996             1,253,891     $.81 - 4.25
Granted                                  1,708,824      .50 - 2.00
Canceled                                (1,040,150)     .81 - 4.25
Exercised                               (1,152,000)     .50 - 1.50
                                        -----------
Outstanding at March 31, 1997              770,565      .81 - 4.25
Canceled                                  (534,250)     .81 - 4.25
                                        -----------
Outstanding at March 31, 1998              236,315      .81 - 4.25
                                        ===========

     As of March 31, 1998, all of the above options were exercisable. All options will be canceled under the Plan.

     On February 15, 1996, the Company entered into consulting agreements with four companies. Under the terms of each agreement, the Company was to be provided with financial and public relations services, including advice concerning marketing surveys, investors' profile information, investors' methods of expanding investor support and increasing investor awareness of the Company and its products and services. The term of each consulting agreement was six months, commencing on February 15, 1996. As compensation for each consultant's services, the Company granted options to purchase 1,000,000 shares of common stock to the consultants at an exercise price of $.50 per share. Options to acquire 380,000 shares were exercised subsequent to March 31, 1996, and were reflected in the 1996 financial statements.

                                     10-14

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1998 and 1997


NOTE H - STOCK OPTION PLANS - Continued

     The $190,000 was collected and the remaining 620,000 options were exercised during the fiscal year ended March 31, 1997.

     The disclosures required under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, are not material, and, in light of the bankruptcy of the Company, are meaningless and may be misleading.


NOTE I - INCOME TAXES

     The following are the components of income tax expense for the years ended March 31,

                                                1998         1997
                                            ----------   ----------
          Current                           $     -       $  2,160
          Deferred                                -        440,000
                                            ----------   ----------
                                            $     -       $442,160
                                            ==========   ==========

          Federal                           $     -       $440,000
          State                                   -          2,160
                                            ----------   ----------
                                            $     -       $442,160
                                            ==========   ==========

     The difference between actual income tax expense and expected income tax benefit at the statutory federal income tax rate (34%) computes as follows:

                                               1998         1997
                                            ---------    -----------
          Expected  income tax benefit at
            statutory rate                  $(127,700)   $(1,576,063)
          State income taxes, net             (17,972)      (221,951)
          Amortization of excess cost
             over fair  value of                  -          178,431
             assets acquired
          Change in valuation allowance       145,650      2,276,190
          Other, net                               22       (214,447)
              Actual income tax expense     $     -         $442,160
                                            ==========   ===========

                                     10-15

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1998 and 1997

NOTE I - INCOME TAXES - Continued

     The following is the tax effect of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at March 31,

                                              1998         1997
          Deferred tax assets:
            Net operating loss            $3,786,224   $3,600,104
               carryforward
            Valuation reserves               134,822      195,002
          Deferred state taxes               552,040      534,071
            Other                              1,495        1,965
                                           ---------    ---------
              Total deferred tax assets    4,474,581    4,331,142

          Deferred tax liabilities:
            Other                                 -        (2,211)
                                           ---------    ---------
              Total deferred tax                  -        (2,211)
               liabilities
                                           ---------    ---------
                                           4,474,581    4,328,931
          Valuation allowance             (4,474,581)  (4,328,931)
                                          ----------   ----------

              Net deferred tax asset     $        -    $       -
                                          ==========   ==========

     The Company has net operating loss carryforwards of approximately $11.1 million as of March 31, 1998. These net operating losses will expire in the years ended March 31, 2009 through March 31, 2013.

     Total deferred taxes consist primarily of the benefit of the net operating loss carryforward. Management has established a valuation allowance of $4,474,581 to reduce the total deferred tax asset to $0. As of March 31, 1998, the Company has no recoverable income taxes previously paid.



                                     10-16

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1998 and 1997


NOTE J - PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at March 31,

                                           1998         1997
Land                                   $  300,000   $  300,000
Building                                  905,344      905,344
Furniture and fixtures                       -         386,034
Office and computer equipment                -         957,646
Automobile                                   -           5,331
                                        ---------    ---------
                                        1,205,344    2,554,355

Accumulated depreciation                  134,791    1,250,553
                                       ----------   ----------
                                       $1,070,553   $1,303,802
                                       ==========   ==========


NOTE K - OTHER INVESTMENT

  The Company's other investment consisted of a 10% common ownership interest and a noninterest-bearing note receivable, which had been discounted to yield 9% to the Company from Home Real Estate Services of Lincoln, Inc. (Home). This investment results from the issuance of 62,500 shares of the Company's stock and the sale of substantially all of the assets of Century Realty in December 1994.

  Home is a residential real estate brokerage company located in Lincoln, Nebraska. The Company's investment in Home was accounted for at cost of approximately $125,000. During the fiscal year ended March 31, 1997, this investment was sold and the note was collected.


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

                                     10-17

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1998 and 1997


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


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

  Financial Accounting Standards Board Statement No. 107, Disclosure About Fair Value of Financial Instruments, and Financial Accounting Standards Board Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, require that the Company disclose estimated fair values for its financial instruments. Fair value estimates have been made as of March 31, 1998 based on the current economic conditions, risk characteristics of the various financial instruments, and other subjective factors.

  The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

     Cash - The carrying amounts approximated fair value because of the short maturity of these instruments.

     Mortgage loans held for investment - The carrying amounts approximated fair value since carried at lower of cost or market.

                                     10-18

                            Advanced Financial, Inc.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 1998 and 1997

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

  Notes payable - The fair values of the notes payable are estimated based on discounted values of contractual cash flows using rates currently available for similar loan types.

  The estimated fair value and carrying value of the Company's financial instruments are as follows at March 31, 1998:

                                      Carrying value   Fair value
Financial assets:
  Cash                                 $   58,759     $   59,000
  Mortgage loans held for investment        5,997          6,000
Financial liabilities:
  Notes payable                         1,577,194      1,577,000

                                     10-19

                                                        Advanced Financial, Inc.

ITEM 8. CHANGES TO AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                             PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.

      As of March 31, 1998, the following persons served as directors and executive officers of the Company.

      NAME                         AGE             POSITION
-----------------------------------------------------------------------

William B. Morris                   40         Chairman/Secretary/
                                               Sr. Vice President
Daniel Starczewski                  50         Director
Richard Schoenfeld                  49         Director

     William B. Morris. Since 1991, Mr. Morris has been Secretary and a Director of the Company and Mr. Morris is the only officer to continue with the Company after the Company filed for relief under Chapter 11 of the Bankruptcy Code. On October 14, 1997, although Mr. Morris did not stand for re-election at the meeting of shareholders on September 6, 1996, the Board of Directors elected Mr. Morris to fill a Director vacancy for the fiscal year 1998. At that time, the Board of Directors elected Mr. Morris to the office of Chairman. From 1991 to 1996, Mr. Morris participated with a former officer and director, Mr. Norman L. Peterson, in a partnership called Lancaster Partners, Shawnee, Kansas, which provided consulting services to small to mid-sized companies on raising capital and becoming publicly traded. From 1984 to 1989, Mr. Morris was an account executive at the investment banking firm of Stuart James & Company in Denver, Colorado, and from 1983 to 1984, Mr. Morris was an account executive at the venture capital brokerage firm R.B. Marich, Inc. in Denver, Colorado.

     Daniel Starczewski. Mr. Starczewski was a Director of the Company from September 6, 1996 until the confirmation of the Company's bankruptcy plan of reorganization in November, 1998. Mr. Starczewski has been president of Investor Resource Services, a public and investor relations firm, since 1993. After working for several years as an office manager, Mr. Starczewski started an accounting partnership in Winston-Salem, North Carolina in 1975. Currently he serves on the Board of Directors of both Atlantis Group, Inc. and Tollgate, Inc.

     Richard Schoenfeld. Mr. Schoenfeld was a Director of the Company from May 27, 1997 until the confirmation of the Company's bankruptcy plan of reorganization in November, 1998. Mr. Schoenfeld was a certified public accountant from Los Angeles, California.

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

     To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 1998, all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent beneficial owners were complied with.


                                    Page - 11

                                                        Advanced Financial, Inc.

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


                    SUMMARY COMPENSATION TABLE


                                                                      Long Term Compensation
                                                                      ----------------------
                         Annual Compensation (1)(2)                   Awards         Payouts
                         --------------------------                   ------         -------
 (a)        (b)            (c)           (d)              (e)           (f)           (g)             (h)        (i)
                                                         Other         Restricted
Name and                                                 Annual         Stock                         LTIP      All Other
Principal                                              Compensation     Award(s)      Options/Payouts
Compensation
Position                 Salary ($)    Bonus ($)          ($)            ($)             SARs(#)       ($)        ($)
------------------------------------------------------------------------------------------------------------------------

William B.
Morris     Year Ended
Chairman   March 31,
of the      1998         $ 65,000         -0-              -0-            -0-              -0-           -0-        -0-
Board

           Year Ended
Norman L.  March31,
Peterson    1997         $ 65,272(4)     -0-               500           -0-              -0-           -0-        -0-
Chairman
of the     Year Ended
Board      March31,
President   1996         $120,000        -0-             2,500           -0-           25,000(3)        -0-        -0-
and Chief
Executive
Officer

William E.
Moffatt    Year Ended
Chairman   March31,
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

                                    Page - 12

                                                        Advanced Financial, Inc.




    AGGREGATED OPTION/SAR EXERCISED IN YEAR ENDED MARCH 31, 1997
             AND OPTION/SAR VALUES AS OF MARCH 31, 1997

    (a)                (b)          (c)         (d)                         (e)
                                                                         Values of
                                                                         Unexercised
                                               Number of                 In-the-Money
                                               Unexercised               Options/SARs at
                      Shares                   Options/SARs at           FY-End ($)
                    Acquired on   Value        FY-End(#) Exercisable/    Exercisable/
      Name          Exercise (#) Realized ($)  Unexercisable             Unexercisable
      ---------------------------------------  ---------------------------------------

William B. Morris      -0-          -0-          125,000/0                 $-0-


Compensation of Directors

      The Company made no payments for board meetings which occurred during fiscal year 1998.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

        The following table sets forth certain information regarding the ownership of the Company's Common Stock as of July 26, 1996, the record date for determining the shareholders of the Company entitled to vote at the shareholders meeting held September 6, 1996, by: (i) each director; (ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock. The percentage of ownership is based on 3,875,476 shares outstanding

                                    Page - 13

                                                        Advanced Financial, Inc.


on  the  July  26,  1996  record  date.   Pursuant  to  the  Company's  Plan  of
Reorganization, on the effective date of the Plan of Reorganization, all existing shares will be canceled and each shareholder of record on the effective date shall receive such shareholder's pro rata share of three hundred thousand (300,000) new shares of Common Stock of the Company. All currently outstanding options and warrants will be canceled. See Item 1: "DESCRIPTION OF BUSINESS -- SUBSEQUENT EVENTS."

                                Beneficial Ownership (1)
Beneficial Owner                Number of Shares            Percent of Total
-------------------------------------------------------------------------------

  Peterson & Sons
  5425 Martindale
  Shawnee, KS 66218              887,462(2)             22.9%

  William B. Morris
  5425 Martindale
  Shawnee, KS 66218              756,263(3)             18.8%

  Mark J. Peterson
  770 N. Cotner, #402
  Lincoln, NE 68505              887,462(4)             22.9%

  Norman L. Peterson
  5425 Martindale
  Shawnee, KS 66218            1,073,010(5)             26.7%

  Lancaster Partners
  5425 Martindale
  Shawnee KS, 66218              267,600(6)              6.9%

  Steven J. Peterson
  5425 Martindale
  Shawnee, KS 66218            1,026,016(7)             25.6%

  All Executive officers
  and directors as a group
  (4 persons)                  1,238,625(8)               32%


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

(4) Consists of 887,462 controlled by Peterson & Sons Holding Company. Peterson & Sons Holding company is 24% owned by Mark J. Peterson.

                                    Page - 14

                                                        Advanced Financial, Inc.


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

(7)     Consists  of  887,462  shares  controlled  by  Peterson  & Sons  Holding
        Company. Peterson & Sons Holding company is 24% owned by Steven J. Peterson. Also includes an option to purchase 137,500 shares, all of which subsequently expired.

(8)    Includes only shares actually issued and outstanding.


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

*4.3 Variable Rate Commercial Balloon Note for Purchase of Loan Servicing Rights dated December 31, 1993 made by AFI Mortgage Corp., successor to Continental Mortgage, Inc. ("Borrower"), to the order of Argo Federal Savings Bank, FSB ("Lender") and Security Agreement For Sale of Mortgage Loan Servicing Rights dated December 31, 1993 between Borrower and Lender (Exhibit 4.3 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999.


*10.1 Commercial Real Estate Contract with Standard Builders (Exhibit 10.1 to Registration Statement on Form S-2 of Advanced Financial, Inc. filed with the Securities and Exchange Commission on February 11, 1993 (No. 33-58186)).

                                    Page - 15

                                                        Advanced Financial, Inc.


*10.2     Contract  for  Services  between  the  Company  and Rollie C.  Johnson
          (Exhibit 10.1 to Registration Statement on Form S-2 of Advanced Financial, Inc. filed with the Securities and Exchange Commission on February 11, 1993 (No. 33-58186)).

*10.3 Real Estate Mortgage to Secure a Loan from Citizen's National Bank of Fort Scott ("Bank") dated February 3, 1997 made by AFI Mortgage Corp., as Mortgagee, to Bank and accompanying notes as amended. (Exhibit 10.3 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999)

*10.4 Second Mortgage dated March 29, 1996 made by Advance Financial, Inc. and AFI Mortgage Corp., as Mortgagor, to First Mortgage Investment Co., as Mortgagee. (Exhibit 10.4 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999)


*21.1 List of Subsidiaries. (Exhibit 21.1 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for fiscal year ended March 31, 1997 filed with the  Securities  and  Exchange  Commission  on February 16,
          1999)

27.1      Financial Data Schedule.

* Asterisk indicates exhibits incorporated by reference as indicated, all other exhibits arc filed herewith.

(b) Reports on Form 8-K
-----------------------

          None.

                                    Page - 16

                                                       Advanced Financial, Inc.


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


                                    Page - 17