Form 10QSB
period 1998-06-30
ADVANCED FINANCIAL INC
filed 1999-02-16
CIK 823314

Conformed
          _________________________________________________________
                              ---------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934



      For the Quarter ended:                        Commission file number
           June 30, 1998                                   0-19485



                            ADVANCED FINANCIAL, INC.
                 (Name of small business issuer in its charter)



      DELAWARE                                         84-1069416
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


      5425 Martindale, Shawnee, KS                        66218
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

Signatures..........................................................10

                                                        Advanced Financial, Inc.

                         PART I - FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS





























                                    Page - 1

                                                        Advanced Financial, Inc.

                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                        June 30, 1998 and March 31, 1998


        Assets                     June 30, 1998            March 31, 1998
                                   -------------            --------------
                                   (Unaudited)

Cash and investments               $      132,974           $       58,759
Mortgage servicing advances and
    accounts receivable                     3,264                  151,097
Mortgage loans held for investment          5,997                    5,997
Property and equipment, net             1,063,000                1,070,553
Other                                       4,047                   14,083
                                   --------------           --------------

        Total assets               $    1,209,283           $    1,300,490
                                   ==============           ==============


        Liabilities

Accounts payable and accrued
     expenses                      $        4,216           $      24,292
Notes payable                             721,962                 717,357
                                   --------------           --------------

                                          726,178                 741,649

        Liabilities Subject to Compromise

Accounts payable and accrued
     expenses                           3,029,883               3,024,595
Notes payable                             644,837                 659,837
Notes payable on stock recission          200,000                 200,000
Capitalized lease obligations              65,426                  65,246
                                   --------------          --------------

                                        3,940,146               3,949,858
                                   --------------          --------------

        Total liabilities          $    4,666,324          $    4,691,507

        Stockholders' Equity

Preferred stock, Series B,
    $.005 par value;
    100,000,000 shares
    authorized; 363,000
    issued and outstanding         $        1,815           $        1,815
Common Stock, $.001 par
    value; 25,000,000
    shares authorized;
    5,836,476 issued
    and outstanding                         5,836                    5,836
Paid-in capital                         9,959,840                9,959,840
Deficit                               (12,983,187)             (12,917,163)
                                    --------------          --------------

                                       (3,015,696)              (2,949,672)

Treasury stock, 99,869 shares of
    Common Stock, at cost                (441,345)                (441,345)
                                    --------------          --------------

    Total stockholders' equity      $  (3,457,041)          $   (3,391,017)
                                    -------------           --------------

    Total liabilities and
     stockholders' equity           $   1,209,283           $    1,300,490
                                    =============           ==============

See accompanying notes to condensed  consolidated financial statements.

                                    Page - 2

                                                        Advanced Financial, Inc.



                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
        For the three month period ended June 30, 1998 and June 30, 1997

                                              Three Months Ended
                                    June 30, 1998           June 30, 1997
                                    -------------           --------------
                                     (Unaudited)             (Unaudited)

Revenues:

Servicing fee income               $           -            $       53,638
Other fee income                               -                    20,626
Gain/(Loss) on sale of mortgage
     loans                                     -                   (14,608)
Gain on sale of mortgage
     servicing                            25,344                         -
Interest                                   3,316                     9,074
Other                                     42,085                    58,398
                                   -------------            --------------

        Total operating revenues          70,745                   127,128
                                   -------------            --------------


Expenses:

Servicing expense                  $         854             $      81,989
Personnel                                 17,557                   117,845
General and administrative                95,039                    56,192
Interest                                  28,898                    54,855
Depreciation and amortization              7,553                    36,926
Other                                    (15,705)                   38,752
                                   -------------            --------------

       Total operating expenses          134,196                   386,559
                                   -------------            --------------

       Loss before income taxes          (63,451)                 (259,431)

Income tax expense                             -                         -
                                   -------------            --------------

        Net loss                   $     (63,451)           $     (259,431)
                                   =============            ==============

Weighted average shares
     outstanding                       5,736,607                 5,736,607

Loss per share of Common Stock     $       (0.02)           $        (0.05)
                                   =============            ==============


     See accompanying notes to condensed consolidated financial statements.

                                    Page - 3

                                                        Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
        For the three month period ended June 30, 1998 and June 30, 1997

                                               Three Months Ended
                                      June 30, 1998           June 30, 1997
                                      -------------           --------------
                                       (Unaudited)             (Unaudited)


Net cash (used in) provided
     by operating activities          $    84,610                463,486

Cash flows from investing activities:
     Acquisition of property
          and equipment                         -                173,662
                                      -----------              ---------

  Net cash provided by (used in)
     investing activities                       -                173,662
                                      -----------              ---------

Cash flows from financing activities:
  Notes payable, net                      (10,395)              (394,280)
  Checks outstanding in excess
     of bank balance                            -               (106,676)
  Payments on capitalized lease
     obligations                                -               (113,460)
                                      ------------             ---------
  Net cash provided by
     (used in) financing activities        (10,395)             (614,416)

  Net increase/(decrease) in cash           74,215                22,732

Cash at beginning of period                 58,759                     0
                                      ------------             ---------
Cash at end of period                 $    132,974                22,732
                                      ============             =========


Supplemental disclosure of cash flow:
  Cash paid for interest              $     19,938                26,284


     See accompanying notes to condensed consolidated financial statements.

                                    Page - 4

                                                        Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                         June 30, 1998 and June 30, 1997

(1)   Organization and Summary of Significant Accounting Policies
      -----------------------------------------------------------

      The Company's financial statements include the accounts of Advanced Financial, Inc. (the "Company" or "AFI") and its wholly-owned subsidiary AFI Mortgage, Corp. ("AFIM").

      The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments considered necessary for fair presentation of financial statements have been reflected herein. The March 31, 1998 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date.





                                    Page - 5

                                                        Advanced Financial, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

GENERAL
-------

     The Company and AFIM continued to suffer losses for the quarters ended June 30, 1997 and 1998. In April 1997, the Company and its wholly-owned subsidiary, AFI Mortgage, Corp. ("AFIM"), decided that it would be in the best interest of the continuity of the Company's business enterprise to temporarily suspend its active mortgage operations. On November 7, 1997, AFIM filed for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No 97-43122. On May 8, 1998, the Company also filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 98-41228. The two cases were consolidated on July 2, 1998. On November 13, 1998, the United States Bankruptcy Court for the District of Kansas entered an order (the "Confirmation Order") confirming the First Amended Joint Plan of Reorganization dated July 29, 1998 of the Company and AFIM ("Plan of Reorganization"). The confirmation of the Plan of Reorganization was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 1998. A copy of the Plan was filed as Exhibit 2.1 to the Form 8-K and a copy of the Confirmation Order was filed as Exhibit 99.1 to the Form 8-K. See also the Company's Annual Report on Form 10-KSB for fiscal year ended March 31, 1998 Item 1: "Description of Business" and Item 7: Note B to the Consolidated Financial Statements.

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

     The following discussion of the Company's financial condition as of June 30, 1997 and the Company's results of operations for the quarter ended June 30, 1997 should be read in conjunction with the discussion of events subsequent to June 30, 1997 set forth in Item 1: "Description of Business" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 and set forth in the Current Report on Form 8-K filed November 25, 1998, described above.

RESULTS OF OPERATIONS
---------------------
Quarter Ended June 30, 1998 Compared To The Quarter Ended June 30, 1997
-----------------------------------------------------------------------

      Liquidity and Capital Resources
      -------------------------------

     The Company's cash and short-term investments increased from $58,759 at March 31, 1998, to $132,732 at June 30, 1998. The increase in cash and short-term investments is attributable to the fact that the Company suspended its active mortgage operations and reduced its staff, to the limited extent necessary to operate under protection of Chapter 11 of the Bankruptcy Code, sold its remaining assets, other than its office building, and collected various receivables due the Company. Also see Item 1: "Description of Business" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.

      Losses
      ------

     Consolidated operating results for the three months ended June 30, 1998 reflect a net loss of $63,451 as compared to a net loss of $259,431 for the three months ended June 30, 1997. The decrease in losses is attributable to the Company's suspension of its active mortgage operations and sale of its remaining assets, other than its office building, thereby reducing the quarterly depreciation expense and the Company's reduction of staff from 20 full time employees to 1 full time employee and debt, thereby reducing interest expenses, to the limited extent necessary to operate under protection of Chapter 11 of the Bankruptcy Code. Also see Item 1: "Description of Business" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.


                                    Page - 6

                                                        Advanced Financial, Inc.

FINANCIAL POSITION
------------------

     During the three months ended June 30, 1998, the Company saw a continued decrease in the Company's assets and stockholders' equity. The Company's total assets were $1,209,283 at June 30, 1998 compared to $1,300,490 at March 31, 1998. Stockholders' equity was ($3,457,041) at June 30, 1998 compared to ($3,391,017) at March 31, 1998. These decreases were due to the fact that the Company suspended its active mortgage operations and had limited revenues, causing the Company to continue to operate at a loss during the three months ended June 30, 1998. At June 30, 1998, the Company had total liabilities of $4,666,324 of which $3,940,146 are subject to compromise pursuant to the Company's Plan of Reorganization.

     At June 30, 1998, the Company had a cash position of $132,974 compared to a cash position of $58,759 at March 31, 1998. During the three months ended June 30, 1998, the Company continued to operate under the protection of Chapter 11 of the Bankruptcy code and was able to fund its limited operations from the sale of various assets and the collection of various receivables.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

           None








                                    Page - 7

                                                        Advanced Financial, Inc.
                                     PART II
                                     -------

ITEM - 1   Legal Proceedings

     Various lenders initiated lawsuits against the Company and AFIM as a result of the Company's inability to make required payments on various debt. As a result of AFIM and the Company filing for relief under Chapter 11 of the Bankruptcy Code, all pending litigation was suspended pending the final outcome of the Chapter 11 proceeding. See Item 2: "Management's Decision and Analysis or Plan of Operations -- General." Pursuant to the Plan of Reorganization, Claims of Creditors, including persons asserting claims against the Company in litigation, will be deemed satisfied and, upon discharge of the Company and AFIM from bankruptcy, all litigation will have been dismissed.

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


     (b) The Company suspended payment of its regular quarterly dividend on its Series "B" Cumulative Convertible Preferred Stock in January 1996. The unpaid cumulative dividends at the time of this filing were $499,275. Pursuant to the Plan of Reorganization all preferred stock will be converted to common and each shareholders shall receive such shareholde's pro rata share of new common stock as defined in the Plan of Reorganization. No unpaid dividends will be paid pursuant to the Plan of Reorganization.

ITEM - 4   Submission of Matters to a Vote of Securities Holders.

     No matters were submitted to a vote of security holders during the quarter ended June 30, 1998, either through the solicitation of proxies or otherwise.

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

*10.3 Real Estate Mortgage to Secure a Loan from Citizen's National Bank of Fort Scott ("Bank") dated February 3, 1997 made by AFI Mortgage Corp., as Mortgagee, to Bank and accompanying notes as amended (Exhibit 10.3 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

*10.4 Second Mortgage dated March 29, 1996 made by Advance Financial, Inc. and AFI Mortgage Corp., as Mortgagor, to First Mortgage Investment Co., as Mortgagee (Exhibit 10.4 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

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

      Signature                     Title                          Date
      ---------                     -----                          ----


/s/  William B. Morris              Chairman, Secretary,    February 16, 1999
     -----------------
     William B. Morris              Principal Accounting
                                    Officer

                                   Page - 10