Form 10QSB
period 1998-09-30
ADVANCED FINANCIAL INC
filed 1999-02-16
CIK 823314

Conformed
          _________________________________________________________
                              ---------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934



      For the Quarter ended:                             Commission file number
        September 30, 1998                                  0-19485



                            ADVANCED FINANCIAL, INC.
                 (Name of small business issuer in its charter)



      DELAWARE                                         84-1069416
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


      5425 Martindale, Shawnee, KS                     66218
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

Advanced Financial, Inc.


                     ADVANCE FINANCIAL, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS


                                                                      Page No.
                                                                      ________

PART I. FINANCIAL INFORMATION


     ITEM 1. - Financial Statements..................................    1-5


     ITEM 2. - Management's Discussion and Analysis or
               Plan of Operation.....................................      7


PART II. OTHER INFORMATION


     ITEM 1. - Legal Proceedings.....................................      9


     ITEM 2. - Changes in Securities and Use of Proceeds.............      9


     ITEM 3. - Default Upon Senior Securities........................      9


     ITEM 4. - Submission of Matters to a Vote of Security Holders...      9


     ITEM 5. - Other Information.....................................      9


     ITEM 6. - Exhibits and Reports on Form 8-K......................     10

                                                        Advanced Financial, Inc.


                         PART I - FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS




































                                    Page - 1

                                                        Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                      September 30, 1998 and March 31, 1997


             Assets                September 30, 1998     March 31, 1998
                                   ------------------     --------------

Cash and investments                  $      60,124         $    58,759
Mortgage servicing advances and
     accounts receivable                      3,264             151,097
Mortgage loans held for
     investment                               5,860               5,997
Property and equipment, net               1,055,447           1,070,553
Other                                         4,045              14,083
                                      -------------         -----------

      Total assets                    $   1,128,741         $ 1,300,490
                                      =============         ===========

      Liabilities

Accounts payable and accrued
     expenses                         $      12,760         $    24,292
Notes payable                               717,156             717,357
                                      -------------         -----------

                                            729,916             741,649

      Liabilities Subject to
          Compromise

Accounts payable and accrued              3,061,068           3,024,595
expenses
Notes payable                               644,837             659,837
Notes payable on stock recission            200,000             200,000
Capitalized lease obligations                65,426              65,426
                                      -------------         -----------

                                          3,971,331           3,949,858
                                      -------------         -----------
     Total Liabilities                $   4,701,247         $ 4,691,507


     Stockholders' Equity

Preferred stock, Series B,
     $.005 par value;
     100,000,00 shares
     authorized; 363,000
     issued and outstanding                   1,815               1,815
Common Stock, $.001 par value;
     25,000,000 shares authorized;
     5,836,476 issued and
     outstanding                              5,836               5,836
Paid-in capital                           9,959,840           9,959,840
Deficit                                 (13,098,652)        (12,917,163)
                                      -------------         -----------
                                         (3,131,161)         (2,949,672)
Treasury stock, 99,869 shares of
    Common Stock, at cost                  (441,345)           (441,345)
                                      -------------         -----------

      Total stockholders' equity         (3,572,506)         (3,391,017)

      Total liabilities and
          stockholders' equity        $   1,128,741         $ 1,300,490
                                      =============         =+==========


See accompanying notes to condensed consolidated financial statements.


                                    Page - 2

                                                        Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
   For the three month period ended September 30, 1998 and September 30, 1997


                                                 Three Months Ended
                                      September 30, 1998    September 30, 1997
                                      ------------------    ------------------
                                          (Unaudited)           (Unaudited)

Revenues:

Servicing fee income                     $        -          $    1,584
Other fee income                                  -                 515
Gain/(Loss) on sale of mortgage
     loans                                      (95)            (30,549)
Interest                                          -               1,729
Other                                        37,125              40,806
                                         ----------            --------

      Total operating revenues           $   37,030              14,085
                                         ----------            --------


Expenses:

Servicing expense                              (586)               (842)
Personal                                     16,425              18,700
General and administrative                  101,851              35,551
Interest                                     27,147              45,948
Depreciation and amortization                 7,553              12,373
Other                                           105             (40,645)
                                        -----------            --------

      Total operating expenses              152,495              71,085
                                        -----------            --------

      Loss before income taxes             (115,465)            (57,000)

Income tax expense                                -                   -
                                        -----------            --------
      Net loss
                                           (115,465)            (57,000)
                                        ===========            ========

Weighted average shares outstanding       5,736,607           5,736,607


Loss per common share                   $     (0.03)         $    (0.02)
                                        ===========          ==========


See accompanying notes to condensed consolidated financial statements.


                                    Page - 3

                                                        Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statement of Operations
    For the six month period ended September 30, 1998 and September 30, 1997


                                               Six Months Ended
                                   September 30, 1998    September 30, 1997
                                   ------------------    ------------------
                                      (Unaudited)            (Unaudited)
Revenues:

Servicing fee income                     $        -         $    55,222
Other fee income                                  -              21,141
Gain/(Loss) on sale of mortgage
     loans                                      (95)            (45,157)
Gain on sale of servicing rights             25,344                   -
Interest                                      3,316              10,803
Other                                        79,211              99,204
                                         ----------         -----------

      Total operating revenues              107,776             141,213


Expenses:

Servicing expense                               268              81,147
Personal                                     33,982             136,545
General and administrative                  196,890              91,743
Interest                                     56,045             100,802
Depreciation and amortization                15,107              49,298
Other                                       (15,600)             (1,892)
                                         ----------         -----------

      Total operating expenses              286,692             457,643
                                         ----------         -----------

      Loss before income taxes             (178,916)           (316,430)

Income tax expense                                -                   -
                                        -----------         -----------

      Net loss                          $  (178,916)        $  (316,430)
                                        ===========         ===========


Weighted average shares
     outstanding                          5,736,607           5,736,607

Loss per share of Common Stock          $     (0.04)              (0.07)
                                        ===========         ===========


     See accompanying notes to condensed consolidated financial statements

                                    Page - 4

                                                        Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
    For the six month period ended September 30, 1998 and September 30, 1997


                                               Six Months Ended
                                   September 30, 1998    September 30, 1997
                                   ------------------    ------------------
                                      (Unaudited)            (Unaudited)


Net cash (used in) provided by
     operating activities               $    16,428             450,913

Cash flows from investing activities:
     Acquisition of property and
          equipment                               -             168,844
     Acquisition/Principal payments
          on mortgage loans held
          for investment, net                   137                 372
                                        -----------         -----------
     Net cash provided by (used
          in) investing activities              137             169,216


Cash flows from financing activities:
     Notes payable, net                     (15,200)           (398,312)
     Checks outstanding in excess
          of bank balance                         -            (106,676)
     Payments on capitalized lease
          obligations                             -            (113,460)
                                        -----------         -----------

     Net cash provided by (used
          in) financing activities          (15,200)           (618,448)

     Net increase/(decrease) in cash          1,365              (1,681)

Cash at beginning of period                  58,759                   0
                                        -----------         -----------
Cash at end of period                   $    60,124               1,681
                                        ===========         ===========


Supplemental disclosure of cash flow:
     Cash paid for interest             $    27,147              27,920


     See accompanying notes to condensed consolidated financial statements

                                    Page - 5

                                                        Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                    September 30, 1998 and September 30, 1997

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

                                    Page - 6

                                                        Advanced Financial, Inc.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           ---------------------------------------------------------

GENERAL
-------

     The Company and AFIM continued to suffer losses for the quarters ended September 30, 1997 and 1998. In April 1997, the Company and its wholly-owned subsidiary, AFI Mortgage, Corp. ("AFIM"), decided that it would be in the best interest of the continuity of the Company's business enterprise to temporarily suspend its active mortgage operations. On November 7, 1997, AFIM filed for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No 97-43122. On May 8, 1998, the Company also filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 98-41228. The two cases were consolidated on July 2, 1998. On November 13, 1998, the United States Bankruptcy Court for the District of Kansas entered an order (the "Confirmation Order") confirming the First Amended Joint Plan of Reorganization dated July 29,1998 of the Company and AFIM ("Plan of Reorganization"). The confirmation of the Plan of Reorganization was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 1998. A copy of the Plan was filed as
Exhibit  2.1 to the Form 8-K and a copy of the  Confirmation  Order was filed as
Exhibit 99.1 to the Form 8-K. See also the Company's Annual Report on Form 10-KSB Item 1: "Description of Business" and Item 7: "Note B to the Consolidated Financial Statement of the Company."

     Under the Plan of Reorganization, and subject to the terms and conditions set forth in the Plan of Reorganization, the Company will sell its office building to First Mortgage Investment Co. ("FMIC") for $1,030,000 and FMIC's release of its FMIC's second mortgage. The net proceeds will satisfy the first mortgage. The remaining net proceeds received by AFIM will be used to satisfy the claims of creditors in accordance with the Plan of Reorganization.

     The following discussion of the Company's financial condition as of September 30, 1998 and the Company's results of operations for the quarter ended September 30, 1998 should be read in conjunction with the discussion of events subsequent to June 30, 1997 set forth in Item 1: "Description of Business" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 and set forth in the Current Report on Form 8-K filed November 25, 1998, as described above.

RESULTS OF OPERATIONS
---------------------
Quarter and Six Months Ended September 30, 1998
-----------------------------------------------
Compared To The Quarter and Six Months Ended September 30, 1997
---------------------------------------------------------------

      Liquidity and Capital Resources
      -------------------------------

     The Company's cash and short-term investments increased from $58,759 at March 31, 1998 to $60,124 at September 30, 1998. The increase in cash and short-term investments is attributable to the fact that the Company suspended its active mortgage operations and reduced its staff, to the limited extent necessary to operate under protection of Chapter 11 of the Bankruptcy Code, sold its remaining assets, other than its office building, and collected various receivables due the Company. Also see Item 1: "Description of Business" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.

      Losses
      ------

     Consolidated operating results for the three months ended September 30, 1998 reflect a net loss of $115,465 as compared to a net loss of $57,000 for the three months ended September 30, 1997. The increase in losses for the three months ended September 30, 1998 were due to expenses associated with the preparation and solicitation of the Company's Plan of Reorganization.
Consolidated operating results for the six months ended September 30, 1998 reflect a net loss of $178,916 as compared to a net loss of $316,430 for the six months ended September 30, 1997. The decrease in losses for the six months is attributable to the Company's suspension of its active mortgage operations and sale of its remaining assets, other than its office building, thereby reducing the quarterly depreciation expense, and the Company's reduction of staff from 20 full time employees to 1 full time employee and debt, thereby reducing its interest expense, to the limited extent necessary to operate under protection of Chapter 11


                                    Page - 7

                                                        Advanced Financial, Inc.


of the Bankruptcy Code. Also see Item 1: "Description of Business" of the Company's Annual Report contained in Form 10-KSB for the fiscal year ended March 31, 1998.


FINANCIAL POSITION
------------------

     During the six months ended September 30, 1998, the Company saw a continued decrease in the Company's assets and stockholder(s') equity. The Company's total assets were $1,128,741 at September 30, 1998 compared to $1,300,490 at March 31, 1998. Stockholder(s') equity was ($3,572,506) at September 30, 1998 compared to ($3,391,017) at March 31, 1998. These decreases were due to the fact that the Company suspended its active mortgage operations and had limited revenues, causing the Company to continue to operate at a loss during the six months ended September 30, 1998. The Company had total liabilities of $4,701,247 of which $3,971,331 are subject to compromise pursuant to the Company's Plan of Reorganization.

     At September 30, 1998, the Company had a cash position of $60,124 compared to a cash position of $58,759 at March 31, 1998. During the six months ended September 30, 1998, the Company continued to operate under the protection of Chapter 11 of the Bankruptcy Code and was able to fund its limited operations from the sale of various assets and the collection of various receivables.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

           None


                                     Page - 8

                                                        Advanced Financial, Inc.

                                     PART II
                                     -------


ITEM - 1 Legal Proceedings

     Various lenders initiated lawsuits against the Company and AFIM as a result of the Company's inability to make required payments on various debt. As a result of AFIM and the Company filing for relief under Chapter 11 of the Bankruptcy Code, all pending litigation was suspended pending the final outcome of the Chapter 11 proceeding. See Item 2: "Management Discussion and Analysis or Plan of Operation - General." Pursuant to the Plan of Reorganization, claims of creditors, including persons asserting claims against the Company in litigation, will be deemed satisfied and, upon discharge of the Company and AFIM from bankruptcy, all litigation will have been dismissed.

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

                                   Default        Default        Default
     Lender                       Principal      Principal      Principal
     ------                       ---------      ---------      ---------

Commercial Federal Bank           $364,393       $41,653        $406,046
Argo Federal Savings               $75,148        $8,022         $83,170

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

ITEM - 4 Submission of Matters to a Vote of Securities Holders.

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1998, either through the solicitation of proxies or otherwise.

ITEM - 5 Other Information.

     See Item 2: "Management's Discussion and Analysis or Plan of Operation -- General" and the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 Item 1: "Description of Business."


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

*3.1 Articles of incorporation and by-laws (Exhibit 3.2 to Registration Statement on Form S-2 of Advanced Financial, Inc. filed with the Securities and Exchange Commission on January 31, 1993(No. 33-45406)).

*4.1 Instruments Defining Rights of Holders (Exhibit 4.0 to Registration Statement on Form S-2 of Advanced Financial, Inc. filed with the Securities and Exchange Commission on January 31, 1993 (No. 33-45406)).

*4.2 Variable Rate Commercial Note Secured With Loan Servicing Rights dated July 27, 1994 made by AFI Mortgage Corp., successor to Continental Mortgage, Inc. ("AFIM"), to the order of Commercial Federal Bank, successor to Railroad Savings Bank, FSB ("Lender") and Agreement dated October 11, 1996 between Advanced Financial, Inc. and AFIM, as Borrower, and Lender and Matrix Financial Servicers Corporation (Exhibit 4.2 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999). (Exhibit 4.3 to Advance Financial Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

*4.3 Variable Rate Commercial Balloon Note For Purchase of Loan Servicing Rights dated December 31, 1993 made by AFI Mortgage Corp., successor to Continental Mortgage, Inc. ("Borrower"), to the order of Argo Federal Savings Bank, FSB ("Lender") and Security Agreement For Sale of Mortgage Loan Servicing Rights dated December 31, 1993 between Borrower and Lender (Exhibit 4.3 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999). (Exhibit 4.3 to Advance Financial Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

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

*10.3 Real Estate Mortgage to Secure a Loan from Citizen's National Bank of Fort Scott ("Bank") dated February 3, 1997 made by AFI Mortgage Corp., as Mortgagee, to Bank and accompanying notes as amended (Exhibit 10.3 to Advance Financial Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

*10.4 Second Mortgage dated March 29, 1996 made by Advance Financial, Inc. and AFI Mortgage Corp., as Mortgagor, to First Mortgage Investment Co., as Mortgagee (Exhibit 10.4 to Advance Financial Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

27.1      Financial Data Schedule

* Asterisk indicates exhibits incorporated by reference as indicated, all other exhibits are filed herewith.

(b) Reports on Form 8-K
-----------------------

          None


                                   Page - 10

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




                                   Page - 11