Form 10QSB
period 1998-12-30
ADVANCED FINANCIAL INC
filed 1999-02-16
CIK 823314

Conformed
            _________________________________________________________
                              ---------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934



      For the Quarter ended:                             Commission file number
        December 31, 1998                                     0-19485



                            ADVANCED FINANCIAL, INC.
                 (Name of small business issuer in its charter)



      DELAWARE                            84-1069416
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)


      5425 Martindale, Shawnee, KS                       66218
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

                                                        Advanced Financial, Inc.


              KINDER MORGAN ENERGY PARTNERS, L.P. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                      Page No.
                                                                      ________

PART I. FINANCIAL INFORMATION


     ITEM 1. - Financial Statements..................................      1


     ITEM 2. - Management's Discussion and Analysis or
               Plan of Operation.....................................      7


PART II. OTHER INFORMATION


     ITEM 1. - Legal Proceedings.....................................      9


     ITEM 2. - Changes in Securities and Use of Proceeds.............      9


     ITEM 3. - Default Upon Senior Securities........................      9


     ITEM 4. - Submission of Matters to a Vote of Security Holders...      9


     ITEM 5. - Other Information.....................................      9


     ITEM 6. - Exhibits and Reports on Form 8-K......................     10

                                                       Advanced Financial, Inc.


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS




                                    Page - 1

                                                       Advanced Financial, Inc.

                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                      December 31, 1997 and March 31, 1997


        Assets                     December 31, 1998      March 31, 1998
                                   -----------------      --------------
                                        (Unaudited)

Cash and investments                  $      72,775         $    58,759
Mortgage servicing advances and
    accounts receivable                           -             151,097
Mortgage loans held for investment            5,860               5,997
Property and equipment, net               1,047,893           1,070,553
Prepaid expenses                              1,805                   -
Other                                            35              14,083
                                      -------------         -----------

        Total assets                  $   1,128,369         $ 1,300,490
                                      =============         ===========


        Liabilities

Accounts payable and accrued expenses $      15,352         $    24,292
Notes payable                               711,970             717,357
                                      -------------         -----------

                                            727,322             741,649

        Liabilities Subject to Compromise

Accounts payable and accrued
     expenses                             3,044,508           3,024,595
Notes payable                               647,837             659,837
Notes payable stock recission               200,000             200,000
Capitalized lease obligations                65,426              65,426
                                      -------------         -----------
                                          3,957,771           3,949,858
                                      -------------         -----------

        Total liabilities             $   4,685,093         $ 4,691,507

        Stockholder(s') Equity

Preferred stock, Series B, $.005
      par value 100,000,000 shares
      authorized; 363,000
      issued and outstanding                  1,815               1,815
Common Stock, $.001 par value
      25,000,000 shares
      authorized; 5,836,476
      issued and outstanding                  5,836               5,836
Paid-in capital                           9,959,840           9,959,840
Deficit                                 (13,082,870)        (12,917,163)
                                      --------------        ------------
                                         (3,115,379)         (2,949,672)

Treasury stock, 99,869 shares of
      Common Stock, at cost                (441,345)           (441,345)
                                      --------------        ------------

      Total stockholder(s') equity       (3,556,724)         (3,391,017)
                                      --------------        ------------

Total liabilities and stockholder(s')
      equity                          $   1,128,369         $ 1,300,490
                                      ==============        ============


See accompanying notes to condensed consolidated financial statements.


                                    Page - 2

                                                        Advanced Financial, Inc.



                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
          Condensed Consolidated Statement of Operations For the three month period ended December 31, 1998 and December 31, 1997

                                             Three Months Ended
                                    December 31, 1998    December 31, 1997
                                    -----------------    -----------------
                                      (Unaudited)          (Unaudited)

Revenues:

Servicing fee income                  $           -         $     1,694
Other fee income                                  -               1,170
Gain/(Loss) on sale of mortgage loans             -                (104)
Interest                                          -                 134
Other                                        89,574              37,125
                                      -------------         -----------

        Total operating revenues      $      89,574         $    40,019
                                      -------------         -----------


Expenses:

Servicing expense                     $      (1,778)        $      (776)
Personnel                                    17,493              15,943
General and administrative                   24,777              23,006
Interest                                     26,945              35,021
Depreciation and amortization                 7,553               7,553
Other                                        (1,200)            (19,257)
                                      -------------         -----------

        Total operating expenses      $      73,790         $    61,490
                                      -------------         -----------

        Loss before income taxes      $      15,784         $   (21,471)

Income tax expense                                -                   -
                                      -------------         -----------

        Net loss                      $      15,784         $   (21,471)
                                      =============         ===========

Weighted average shares outstanding       5,736,607           5,736,607

Loss per share of Common Stock        $       (0.00)        $     (0.01)
                                      =============         ===========


See accompanying notes to condensed consolidated financial statements.


                                    Page - 3

                                                        Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
           Condensed Consolidated Statement of Operations
    For the nine month period ended December 31, 1998 and December 31, 1997

                                             Nine Months Ended
                                 December 31, 1998          December 31, 1997
                                   (Unaudited)                 (Unaudited)

Revenues:

Servicing fee income                  $           -         $    56,916
Other fee income                                  -              22,311
Gain/(Loss) on sale of mortgage loans           (95)            (45,261)
Gain on sale of servicing rights             25,344                   -
Interest                                      3,316              10,937
Other                                       168,785             136,329
                                       ------------         -----------

        Total operating revenues            197,350             181,232
                                       ------------         -----------


Expenses:

Servicing expense                     $      (1,510)        $    80,371
Personnel                                    51,476             152,487
General and administrative                  221,667             114,749
Interest                                     82,991             135,823
Depreciation and amortization                22,660              56,852
Other                                       (16,801)            (21,150)
                                      -------------         -----------

        Total operating expenses            360,483             519,132
                                      -------------         -----------

        Loss before income taxes           (163,133)          (337,900)

Income tax expense                                -                   -
                                      -------------         -----------

        Net loss                      $    (163,133)        $  (337,900)
                                      =============         ===========

Weighted average shares outstanding       5,736,607           5,736,607

Loss per share of Common Stock        $       (0.05)        $     (0.08)
                                      =============         ===========


See accompanying notes to condensed consolidated financial statements.


                                    Page - 4

                                                        Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
        For the nine month period December 31, 1998 and December 31, 1997

                                               Nine Months Ended
                                   December 31, 1998      December 31, 1997
                                      (Unaudited)            (Unaudited)

Net cash (used in) provided by
     operating activities             $      31,266             438,585

Cash flows from investing activities:
  Acquisition of property and equipment           -             168,844
  Acquisition/Principal payments
     on mortgage loans
     held for investment, net                   137                 754
                                      -------------         -----------

  Net cash provided by (used in)
     investing activities                       137             169,598

Cash flows from financing activities:
  Notes payable, net                        (17,387)           (394,393)
  Checks outstanding in excess
     of bank balance                              -            (106,676)
  Payments on capitalized lease obligations       -            (101,085)

  Net cash provided by (used in)
     financing activities                   (17,387)           (602,154)

  Net increase/(decrease) in cash            14,016               6,029

Cash at beginning of period                  58,759                   0
                                      -------------         -----------
Cash at end of period                 $      72,775               6,029
                                      =============         ===========

Supplemental disclosure of cash flow:
  Cash paid for interest              $      26,774              27,059


See accompanying notes to condensed consolidated financial statements.


                                    Page - 5

                                                        Advanced Financial, Inc.


                     ADVANCED FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                     December 31, 1998 and December 31, 1997

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


                                    Page - 6

                                                        Advanced Financial, Inc.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           ---------------------------------------------------------

          GENERAL
          -------

      The Company and AFIM continue to suffer losses for the nine months ended December 31, 1997 and 1998. In April 1997, the Company and its wholly-owned subsidiary, AFI Mortgage, Corp. ("AFIM"), decided that it would be in the best interest of the continuity of the Company's business enterprise to temporarily suspend its active mortgage operations. On November 7, 1997, AFIM filed for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No 97-43122. On May 8, 1998, the Company also filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 98-41228. The two cases were consolidated on July 2, 1998. On November 13, 1998, the United States Bankruptcy Court for the District of Kansas entered an order (the "Confirmation Order") confirming the First Amended Joint Plan of Reorganization dated July 29,1998 of the Company and AFIM ("Plan of Reorganization"). The confirmation of the Plan of Reorganization was reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 1998. A copy of the Plan was filed as
Exhibit  2.1 to the Form 8-K and a copy of the  Confirmation  Order was filed as
Exhibit 99.1 to the Form 8-K. See also the Company's Annual Report on Form 10-KSB Item 1: "Description of Business" and Item 7: Note B to the Consolidated Financial Statements of the Company

     Under the Plan of Reorganization, and subject to the terms and conditions set forth in the Plan of Reorganization, the Company will sell its office building to First Mortgage Investment Co. ("FMIC") for $1,030,000 and FMIC's release of its second mortgage. The net proceeds will satisfy the first mortgage. The remaining net proceeds received by AFIM will be used to satisfy the claims of creditors in accordance with the Plan of Reorganization.

     The following discussion of the Company's financial condition as of December 31, 1998 and the Company's results of operations for the quarter ended December 31, 1998 should be read in conjunction with the discussion of events subsequent to June 30, 1997 set forth in Item 1: "Description Of Business" of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 and set forth in the Current Report on Form 8-K filed November 25, 1998, described above.

RESULTS OF OPERATIONS
---------------------
Quarter and Nine Months Ended December 31, 1998
-----------------------------------------------
Compared To The Quarter and Nine Months Ended December 31, 1997
---------------------------------------------------------------

      Liquidity and Capital Resources
      -------------------------------

     The Company's cash and short-term investments increased from $58,759 at March 31, 1998 to $72,775 at December 31, 1998. The increase in cash and short-term investments is attributable to the fact that the Company suspended its active mortgage operations and reduced its staff to the limited extent necessary to operate under protection of Chapter 11 of the Bankruptcy Code, sold its remaining assets, other than its office building, and collected various receivables due the Company. Also see Item 1: "Description of Business" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.

      Losses
      ------

     Consolidated operating results for the three months ended December 31, 1998 reflect a net gain of $15,784 as compared to a net loss of $21,471 for the three months ended December 31, 1998. A gain for the three months was attributable the sale of assets in accordance with the Company's Plan of Reorganization. Consolidated operating results for the nine months ended December 31, 1998 reflect a net loss of $163,133 as compared to a net loss of $337,900 for the nine months ended December 31, 1997. The decrease in losses was attributable to the Company's suspension of its active mortgage operations and sale of its remaining assets, other than its office building, thereby reducing the quarterly depreciation, and the Company's reduction of staff from 20 full time employees to 1 full time employee and debt, thereby reducing interest expense, to the limited extent necessary to operate under protection of Chapter 11 of the Bankruptcy Code. Also see Item 1: "Description of Business" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.


                                    Page - 7

                                                        Advanced Financial, Inc.

FINANCIAL POSITION
------------------

     During the nine months ended December 31, 1998, the Company saw a continued decrease in the Company's assets and stockholder(s') equity. The Company's total assets were $1,128,369 at December 31, 1998 compared to $1,300,490 at March 31, 1998. Stockholder(s') equity was ($3,556,724) at December 31, 1998 compared to ($3,391,017) at March 31, 1998. These decrease were due to the fact that the Company suspended its active mortgage operations and had limited revenues, causing the Company to continue to operate at a loss during the nine months ended December 31, 1998. At December 31, 1998, the Company had total liabilities of $4,685,093 of which $3,957,771 are subject to compromise pursuant to the Company's Plan of Reorganization.

     At December 31, 1998, the Company had a cash position of $132,974 compared to a cash position of $58,759 at March 31, 1998. During the nine months ended December 31, 1998, the Company continued to operate under the protection of Chapter 11 of the Bankruptcy code and was able to fund its limited operations from the sale of various assets and the collection of various receivables.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

           None


                                    Page - 8

                                                        Advanced Financial, Inc.

                                     PART II
                                     -------

ITEM - 1 Legal Proceedings

        Various lenders initiated lawsuits against the Company and AFIM as a result of the Company's inability to make required payments on various debt. As a result of AFIM and the Company filing for relief under Chapter 11 of the Bankruptcy Code, all pending litigation was suspended pending the final outcome of the Chapter 11 proceeding. See Item 2: "Management's Discussion and Analysis or Plan of Operation-General." Pursuant to the Plan of Reorganization, Claims of Creditors, including persons asserting claims against the Company in litigation, will be deemed satisfied and upon discharge of the Company and AFIM from bankruptcy, all litigation will have been dismissed.

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

                               Default             Default             Default
     Lender                   Principal           Principal           Principal
     ------                   ---------           ---------           ---------

Commercial Federal Bank       $364,393            $41,653             $406,046
Argo Federal Savings          $ 75,148            $ 8,022             $ 83,170

     (b) The Company suspended payment of its regular quarterly dividend on its Series "B" Cumulative Convertible Preferred Stock in January 1996. The unpaid cumulative dividends at the time of this filing were $499,275. Pursuant to the Plan of Reorganization all preferred stock will be converted to common and each shareholder shall receive their prorata share of new common stock as defined in the Plan of Reorganization. No unpaid dividends will be paid pursuant to the Plan of Reorganization.

ITEM - 4 Submission of Matters to a Vote of Securities Holders.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998, either through the solicitation of proxies or otherwise.

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

*4.1 Instruments Defining Rights of Holders (Exhibit 4.0 to Registration Statement on Form S-2 of Advanced Financial, Inc. filed with the Securities and Exchang Commission on January 31, 1993 (No. 33-45406)).

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