Form 10KSB40
period 1999-03-31
ADVANCED FINANCIAL INC
filed 2001-07-31
CIK 823314

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the fiscal year ended:                    Commission file number:
               March 31, 1999                                 0-19485

                            ADVANCED FINANCIAL, INC.
                 (Name of small business issuer in its charter)

         DELAWARE                                     84-1069416
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 5425 Martindale, Shawnee, KS                           66218
(Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number (913) 535-1002

                               -------------------

              Securities registered under Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                               -------------------
                          Common Stock $.001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirementsfor the past 90 days. Yes ___ No __X__

         Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

         Issuer's revenues for the fiscal year ended March 31, 1999 were $36,902

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on July 12, 1999 was $0.

         State the number of shares outstanding of each of the issuer's classes of common equity as of March 15, 2001: 5,326,405

         Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X_ No___

         Transactional Small Business Disclosure Format Yes___ No _X__

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                               PAGE

Part I
------

         Item 1 -      Description of Business                                        3

         Item  2 -      Description of Property                                       9

         Item  3 -      Legal Proceedings                                             9

         Item  4 -      Submission of Matters to a Vote of Security Holders          10

Part II
-------

         Item  5 -      Market for Common Equity and Related Stockholder Matters     11

         Item  6 -      Management's Discussion and Analysis or Plan of Operation    11

         Item  7 -      Financial Statements                                         13

         Item  8 -      Changes In and Disagreements With Accountants on
                        Accounting and Financial Disclosure                          32

Part III
--------

         Item  9 -      Directors, Executive Officers, Promoters and Control
                        Persons; Compliance With Section 16(a) Of The Exchange Act   33

         Item 10 -     Executive Compensation                                        34

         Item 11 -     Security Ownership of Certain Beneficial Owners
                       and Management                                                36

         Item 12 -     Certain Relationships and Related Transactions                37

Part IV
-------

         Item 13 -     Exhibits and Reports on Form 8-K                              38

Signatures                                                                           40
----------


                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
         ------------------------

HISTORY OF THE COMPANY AND SUBSIDIARIES

Advanced Financial, Inc. (the "Company" or "AFI") is a Delaware corporation formed in September 1986. The Company acquired Creative Financing, Inc. in March 1991, changed the subsidiary's name to Continental Mortgage, Inc. in 1992 and changed the name again in 1994 to AFI Mortgage, Corp. ("AFIM"). From the time it was acquired by the Company until operations were suspended in April 1997, AFIM focused on the origination, refinancing and servicing of 1 to 4 family residential mortgages. On February 3, 1997, AFIM entered into an agreement to sell its remaining loan production

In April 1997, the Company and its wholly-owned subsidiary, AFIM, decided that it would be in the best interest of the Company to temporarily suspend its active mortgage operations. On November 7, 1997, AFIM filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 97-43122. On May 8, 1998, the Company also filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 98-41228. The two cases were consolidated on July 2, 1998. On November 13, 1998, the United States Bankruptcy Court for the District of Kansas entered an order confirming the First Amended Joint Plan of Reorganization dated January 29, 1998 of the Company and AFIM ("Plan of Reorganization).

Pursuant to the Plan of Reorganization, on February 19, 1999 (the "Effective Date") the Company completed a recapitalization. On the Effective Date, the authorized common stock was decreased from 25,000,000 shares to 10,000,000 shares of $0.001 par value per share and the authorized preferred stock was decreased from 10,000,000 shares to 1,000,000 shares of $0.005 par value per share. All 5,836,476 shares of common stock and all 363,000 shares of preferred stock outstanding immediately prior to the Effective Date were canceled and 3,000,000 shares of new common stock were issued to shareholders of record immediately prior to the Effective Date and to creditors. In addition, warrants to purchase 900,000 shares of common stock, at a warrant exercise price of $1.25 per share, were issued to creditors. The warrants are callable by the Company at 130% of the strike price and expire on March 31, 2002. Of the 3,000,000 new shares of common stock issued in the recapitalization, 300,000 shares were issued to holders of record of the preferred and common stock immediately prior to the Effective Date. Such shareholders received .0546 share of a new common stock for each canceled share of old common stock and old preferred stock. The Company also issued 900,000 shares of new common stock to various creditors of the Company. Argus Investment Group, Inc. ("ARGUS ") formerly known as First Mortgage Investment Co. ("FMIC"), a creditor with secured claims against the Company, received 1,800,000 shares of the new common stock and an option to acquire an additional 3,000,000 shares at $.50 per share. In addition, on the Effective Date, ARGUS purchased the land and building owned by AFIM located at 5425 Martindale, Shawnee, Kansas, for a purchase price of $1,030,000. AFIM used the net proceeds to satisfy the claims of creditors in accordance with the Plan of Reorganization. (SEE ITEM 2. DESCRIPTION OF PROPERTY)

In November 1998, the Company determined that business opportunity existed in the purchasing of delinquent consumer receivables. Effective February 19, 1999, the Company acquired 100% of the outstanding stock of Cannon Financial Company ("CFC"). CFC provides accounts receivable management services to various health care providers, financial institutions, and retail firms on a contingency basis. These services include delinquent debt recovery, management of litigation and skip tracing services to locate debtors and assets. CFC was formed in July 1998 to acquire the collection operations from a firm located in Kansas City, MO. The operations acquired by CFC had been in existence for more than 30 years. CFC is using the existing collection operations as a foundation to acquire charged off credit card debt and collect such debt for its own account. The purchase price was comprised of the issuance of 328,840 shares of the Company's new common stock. However, the final number of shares issued was contingent on the settlement of certain accounts receivable of CFC, certain net worth tests based on an audit of CFC, and other matters. Ultimately, a total of 500,000 shares were issued.

NATURE OF THE COMPANY'S  BUSINESS

Delinquent Debt Recovery
------------------------

The majority of the Company's revenue is currently derived from the collection of delinquent accounts receivable for its clients. The Company provides its services to clients that include various health care providers, financial institutions, and retail firms. All of the Company's clients are based in the states of Kansas and Missouri with the majority located in the Kansas City metro area. The Company earns a 25%-50% contingency fee depending on the size, age, and the Company's assessment of the collectability of the accounts placed for collection.

Litigation Management
---------------------

The Company realizes that to provide effective and thorough receivable management services to its clients, it needs to establish other services and systems to support its core operations. At times the Company will recommend to its clients the need to take legal action to increase the probability of recovery of an account receivable. The Company makes this recommendation on accounts with verified assets and significant balances. The Company has in place a department to manage all aspects of the litigation. The Company works closely with a Kansas City law firm in preparing and filing legal actions on collection accounts and enforcement of judgments. Once a judgment is entered, the Company will pursue the collection of the judgment by filing liens on the debtor's assets and the garnishment of wages as applicable. Litigation management services are available to all of the Company's clients.

Consumer Receivables
--------------------

The Company acquires portfolios of charged off consumer debt and then collects on it for its own account.

The credit card industry has experienced significant growth. During the last ten-year period, this growth rate has been approximately 26% annually with global credit card charge volume growing to $1.5 trillion. Even though the US market has been saturated, the industry has significant growth prospects in the long term given the increased consumer utilization of credit cards to pay routine bills as well as the opportunities internationally especially in Asia, Europe, and Latin America. As a result of continued growth prospects for the credit card industry, the volume of charged off credit card debt should continue to escalate.

There was an estimated $560 billion in outstanding credit card balances in 1997, up from $238 billion in 1990. According to industry sources, credit card balances will rise to over $780 billion in 2000. Delinquencies, while holding steady as a percent of outstanding balances, are rising on an absolute basis. The level of charged off credit card debt in the United States has generated a new "high growth" industry, that being the collection of such debt. Charged off credit cards, those cards with balances 180 or more days without a payment are expected to increase from $31 billion in 1997 to $39 billion in 2000 and $52 billion in 2005. The collection business is fragmented with about 6,300 companies. Most of these companies are very small. The Small Business Administration has estimated that credit reporting and collections will be the fourth fastest growing small business dominated service industry in the Nation by 2005.

In the early nineties, banks and financial institutions, primarily credit card issuers, changed their approach in the management of charged off consumer receivables. These banks and financial institutions began to sell charged off consumer receivable portfolios to delinquent debt recovery firms and investment groups in lieu of third party replacements. The practice has gained acceptance from the major credit card issuers, such that in 1997, approximately 62% of the $31.3 billion in charged off credit card debt was sold to debt recovery firms. The advantage of selling charged off debt over maintaining in house recovery departments and collection agencies is that such firms are not subject to some of the business and credit related constraints of banks and collection agencies.

CFC is in position to offer a discount to debtors because it acquired the account at a significant discount. If banks offered significant discounts it could set a bad precedence if late paying debtors were rewarded with a discount not available to those whose accounts are current. Collection agencies generally do not offer similar discounts.

CFC has the flexibility to tailor repayment plans to realistically fit the debtor's budget. Agency collectors operate within a limited time period in which to work an account, generally resulting in the implementation of unrealistic and unproductive payment plans.

Portfolio Acquisitions
----------------------

There is an active secondary market for the purchase of portfolios of charged off credit card debt. CFC purchases charged off credit card debt at significant discounts to face value. The age of charged off accounts range from 180 days to 5 years or more. CFC's goal is to target portfolios that are 18 to 30 months past due. In many instances, the portfolios have been sent out once or twice to collection agencies. CFC believes that by the time it acquires the account, the event that may have caused the debtor to default, (a divorce, loss of job, or medical emergency etc.), may be resolved and the debtor may be recovering financially. The Company feels it can continue to buy this type of debt for approximately $.04 to $.06 on the dollar. Typically, the market price for "fresher", or recently charged off debt is approximately $.08 to $.10 on the dollar. CFC has purchased portfolios with principal balances between $500,000 and $4,000,000 with accounts in most states, however, the majority of the current accounts are in the states of Kansas and Missouri.

Portfolios are sold in the secondary market either through a bidding, negotiated, or contractual ("forward flow") arrangement. To date all of the Company's purchases have been negotiated sales. The Company is pursuing additional financing to pursue forward flow arrangements. Such financing would allow the Company to meet the financial commitments required in a forward flow agreement.

Collection Process
------------------

Once the Company purchases a portfolio, the accounts are entered into its Flexible Automated Collection System (FACS). The portfolio is then screened for deceased and bankrupt customers. If any are found they are returned to the seller for replacement or a refund. The next step is to verify addresses. Those accounts with no known addresses, job or phone number, a skip trace is performed. At this point the Company's experienced collection officers work the accounts for collection. The Company's policy is to use a gentler and more pragmatic approach than followed by most traditional collection agencies. Experience suggests that most debtors get into trouble due to life altering changes such as divorce, job loss, or medical emergency, and the Company believes that a positive approach is more productive than a confrontational one. Accounts that do not respond to collection efforts are referred for legal action. The Company works closely with a law firm, which prepares and files the legal actions necessary to obtain a judgment against the debtor. Once a judgment is entered, the Company pursues the judgement.

Systems
-------

The Company uses the Flexible Automated Collection System (FACS) produced and maintained by Ontario Systems. The FACS System operates on the Unix local area network. The Company's current systems are capable of handling the Company's anticipated growth for the foreseeable future.

Customers
---------

The Company generally has a broad and well-diversified client base that includes hospitals, medical groups, laboratories, convalescent homes, banks, and credit unions. Although, the Company has several customers and the loss of any one of these customers could have a material adverse effect on the Company's operations, no customer comprises more than 10% of the Company's consolidated revenues as of March 31, 1999.

Markets and Competition
-----------------------

The Company maintains a full-time sales representative that continuously solicits business by pursuing leads from existing clients, multiple business and commerce directories, and promotional material.

The third party accounts receivable management and collection business is highly competitive. The Company concentrates its efforts in the Kansas City metro area and competes with a number of national, local, and regional companies with operations similar to those of the Company. Many of the Company's competitors have far greater resources than the Company and have access to capital markets, which may be unavailable to the Company.

The Company believes that the principal competitive factors affecting the Company's receivable management and collection business are increasingly based upon collection performance, price, and services provided. These competitive factors have generally caused a downward adjustment in commission rates. The Company believes that it can compete effectively by offering its clients innovative receivable management solutions by continually enhancing its collection procedures.

There is also substantial competition for the acquisition and management of non-performing consumer obligations and account receivables. The Company competes with other purchasers of defaulted consumer receivables and with third-party collection agencies. Although the amount of non-performing and other distressed obligations available for sale are quite large, there are numerous competitors that have more resources than the Company.

Regulation
----------

The Company is regulated by the Fair Debt Collection Practice Act (FDCPA) and the Telephone Consumer Protection Act (TCPA), which are enforced by the Federal Trade Commission (FTC). The Company devotes considerable time and effort, through training of personnel and compliance monitoring, to provide ethical, innovative, high quality accounts receivable management and collection business practices which meet the needs of its clients and complies with the law.

The FDCPA and comparable state statutes establish specific guidelines and procedures, which debt collectors must follow to communicate with consumer debtors, including the time, place and manner of such communications. It is the Company's policy to comply with the provisions of the FDCPA and comparable statutes in all of its collection activities, although it may not be specifically subject thereto. If the laws apply to some or all of the Company's collection activities, the Company's failure to comply with such laws could have a materially adverse effect on the Company. Federal and state consumer protection and related laws and regulations extensively regulate the relationship of a customer and a credit card issuer. Because many of the Company's purchased receivables originated through credit card transactions, certain of the Company's operations are affected by such laws and regulations. Significant laws include the FDCPA, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act and the Electronic Funds Transfer Act (and the Federal Reserve Board's regulations which relate to these Acts), as well as comparable statutes in those states in which the credit grantors are located. State laws may also limit the interest rate and fees that a credit card issuer may impose on its customers. Among other things, the laws and regulations applicable to credit card issuers impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles and at year-end. Federal law requires credit card issuers to disclose to consumers the interest rate, fees, grace periods and balance calculation methods associated with their credit card accounts, among other things. In addition, customers are entitled under current laws to have payments and credits applied to their credit card accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Failure by credit grantors to have complied with applicable statutes, rules and regulations could create claims and rights for the customers that would reduce or eliminate their obligations under their receivables, and this could have a materially adverse effect on the Company. Pursuant to agreements under which the Company purchases receivables, the Company is normally indemnified against losses caused by failure of the credit grantor to have complied with applicable statutes, rules and regulations relating to the receivables before they are sold to the Company.


Certain laws, including the laws described above, may limit the Company's ability to collect amounts owing with respect to the receivables regardless of any act or omission on the part of the Company. For example, under the federal Fair Credit Billing Act, a credit card issuer is subject to all claims (other than tort claims) and defenses arising out of certain transactions in which a credit card is used if the obligor has made a good faith attempt to obtain satisfactory resolution of a disagreement or problem relative to the transaction and, except in cases where there is a specified relationship between the person honoring the card and the credit card issuer, the amount of the initial transaction exceeds $50.00 and the place where the initial transaction occurred was in the same state as the customer's billing address or within 100 miles of that address. As a purchaser of defaulted consumer receivables, the Company may purchase receivables subject to legitimate defenses on the part of the customer. The statutes further provide that, in certain cases, customers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were the result of an unauthorized use of the credit card. No assurance can be given that certain of the receivables were not established as a result of unauthorized use of a credit card, and, accordingly, the amount of such receivables could not be collected by the Company. Pursuant to some agreements under which the Company purchased receivables, the Company is indemnified against certain losses with respect to such receivables regardless of any act or omission on the part of the Company or credit grantor.

Although the Company believes that it is currently in compliance with applicable statutes and regulations, there can be no assurance that the Company will always be able to maintain such compliance. Additional consumer protection laws may be enacted that would impose requirements on the enforcement of and collection on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted as well as existing consumer protection laws, may adversely affect the ability of the Company to collect the receivables. In addition, the failure of the Company to comply with such requirements could adversely affect the Company's ability to enforce the receivables. The Company's policy is to respond promptly and fully to inquiries from the Federal, State and local regulators in connection with alleged complaints from customers.

Employees
---------

As of March 31, 1999, the Company and its subsidiary had 20 full time employees. The Company believes that its relations with its employees are good.


                                SUBSEQUENT EVENTS

On November 1, 1999, CFC terminated, for cause, its Consulting Agreement with Sequoia Company (Sequoia). The Consulting Agreement between CFC and Sequoia was executed on February 18, 1999, and basically provided for a five year consulting and non-compete covenant, payable at $11,500 per month. Sequoia was the initial shareholder and founder of CFC. Pursuant to certain provision of the Consulting Agreement, Sequoia requested that the validity of the termination be settled through an arbitration hearing. In an effort to settle the termination of the Consulting Agreement as quickly as possible without incurring additional legal expenses, the Company agreed to a settlement. On January 25, 2000, the Company paid $160,000.00 to Sequoia to settle and terminate the Consulting Agreement.

On November 15, 1999, pursuant to an Asset Purchase Agreement between AIH Services, Inc. ("AIH") and CFC, CFC acquired certain assets for use in the operation and conduct of the businesses of AIH known as AIH Receivable Management Services and AIH Early Recovery Services. AIH is engaged in the business of collecting non-performing receivables on behalf of third parties. CFC paid a negotiated purchase price of Two Hundred Ten Thousand dollars ($210,000.00) of which One Hundred Five Thousand dollars ($105,000.00) was paid on November 15, 1999, Fifty Two Thousand Five Hundred dollars ($52,500.00) on December 15, 1999 and the remaining Fifty Two Thousand Five Hundred dollars ($52,500.00) on March 31, 2000. The funds used to purchase the AIH assets were loaned to CFC from the Registrant's largest shareholder, ARGUS. ARGUS is controlled by Philip J. Holtgraves a director of the Registrant. The assets acquired included furniture, fixtures, equipment, client lists, trade names and telephone numbers. CFC and AIH consolidated its operations continuing to use these assets in conducting its operations. In addition, CFC changed its name to AIH Receivable Management Services, Inc., effective December 1, 1999.

On December 30, 1999, ARGUS converted the balance of its note receivable for $875,000.00 and $38,202.73 of accrued interest to 1,826,405 shares of common stock of the Company by the partial exercise of its option to acquire 3,000,000 shares of common stock received from the Company under provisions of the Plan of Reorganization.. The conversion was equivalent to the option exercise price of $.50 per share. The balance of the option to acquire 1,173,595 shares of the Company's common stock expired on February 19, 2001.

In July, 2001, the Company entered into a four year Agreement with AFI Capital Corporation ("Capital") a Nebraska corporation. Pursuant to the agreement, Capital will provide financial, acquisition, and general public company business consulting services. Compensation for such services is based on a "successful efforts" basis and will primarily consist of the Company's common equity.


ITEM 2.  DESCRIPTION OF PROPERTY

Real Estate Owned
-----------------

As of February 18, 1999, AFIM owned fee simple title to a 20,000 square foot office building and the land located at 5425 Martindale, Shawnee, Kansas (the "Property"). The Property was subject to a first and second mortgage. The 11.75% first mortgage had a principal balance due on March 31, 1998 of $717,000 with accrued interest. The due date was extended until March 31, 1999. In the fourth quarter of the 1996 fiscal year, a second mortgage, also due March 31, 1998, of $350,000 was placed on the Property, which due date was also extended. During fiscal years 1997 and 1998, $200,000 of the second mortgage was repaid from the sale of servicing rights.

On February 19, 1999, pursuant to the Plan of Reorganization, ARGUS purchased the Property for $1,030,000. Argus also released the second mortgage it held against the building. The proceeds were used to satisfy the first mortgage and creditor claims.

Investment Policies
-------------------

The only real estate in which the Company has invested is the office building and land described above. The Company manages and finances its own property. The Company has not adopted any policies which would limit the number or amount of mortgages which may be placed on any piece of property owned by the Company. The Company presently has no plans to purchase or invest in real estate. The Company has no limitations with respect to the percentage of assets of the Company which may be invested in any one investment or type of investment. Any investment policy of the Company may be changed without a vote of security holders.

Investments in Real Estate Mortgages
------------------------------------

During fiscal 1999, the Company did not invest in any real estate mortgages.

Securities of or Interests in Persons Primarily Engaged in Real Estate
----------------------------------------------------------------------
Activities
----------

During fiscal year 1999, the Company did not invest in securities of or interests in persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS
         ------------------

The Company was involved in several lawsuits initiated by lenders as a result of the Company's inability to make required payments on its obligations. Upon the Company's discharge from bankruptcy on February 19,1999, all litigation was dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 1999, either through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------

The Company's common stock is traded on the OTC Pink Sheets under the symbol AVFI. The following table sets forth the high and low prices for the common stock as reported on the Pink Sheets for the four quarters of fiscal years 1998 and 1999. The prices do not include retail mark-ups, markdowns, or other fees or commissions, and may not represent actual transactions.


                           1998
                           ----
                                                          High         Low
                                                          ----         ---
                  Quarter Ended June 30, 1997             $0.38        $0.04
                  Quarter Ended September 30, 1997        $0.19        $0.04
                  Quarter Ended December 31, 1997         $0.17        $0.01
                  Quarter Ended March 31, 1998            $0.01        $0.005

                           1999
                           ----
                                                          High         Low
                                                          ----         ---
                  Quarter Ended June 30, 1998             $0.06        $0.005
                  Quarter Ended September 30, 1998        $0.03        $0.01
                  Quarter Ended December 31, 1998         $0.012       $0.012
                  Quarter Ended March 31, 1999            $0.012       $0.012


At March 15, 2001, there was no active market for the Company's common stock. On such date, 524 holders of record held the Company's common stock and the Company estimates that it has approximately 1,200 beneficial shareholders.

Reference is made to PART I, ITEM 1 for a description of the Company's Plan of Reorganization and recapitalization and its effects on the common stock and stockholders of the Company.

At March 15, 1999, the Company had not paid any cash dividends on its common stock. The Company was not subject to any restrictive covenants or agreements, which limit its ability to pay dividends. The Company has no plans to pay cash dividends on its common stock in the near future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

GENERAL
-------

As described in ITEM 1 hereof, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court on November 13, 1998 and became effective on February 19, 1999. In accordance with the American Institute of Certified Public Accountants Statement Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company accounted for the reorganization using "Fresh-Start Reporting," whereby all remaining assets and liabilities were adjusted to their fair market values. Accordingly, all consolidated financial statements prior to February 19, 1999, are not comparable to the consolidated financial statements for periods after the implementation of Fresh-Start Reporting.

As a result of its acquisition of Cannon Financial Company ("CFC") on February 15, 1999 the Company is now primarily engaged in the collection of receivables owned by entities in the medical, commercial and retail industries. CFC has also purchased certain credit card receivables for its own collection account. The Company anticipates that the purchase of additional credit card receivables for its own account will become a more significant portion of its future operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, competition, which has and will continue to put price pressure on the Company's third party collection business, the cost and availability of capital to finance its portfolio receivables, and overall macro-economic conditions.

RESULTS OF OPERATIONS
---------------------
YEAR ENDED MARCH 31, 1999
-------------------------

The following discussion of the Company's financial condition as of March 31, 1999 includes results from February 20, 1999 to March 31, 1999. The Company's results of operations should be read in conjunction with description of events subsequent to March 31, 1999 contained in ITEM 1 hereof.


Liquidity and Capital Resources
-------------------------------

The Company's cash and short-term investments at March 31, 1999 was $66,437. On February 5, 1999, Argus Investment Group, Inc. ("ARGUS") the Company's majority shareholder agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit is being used to acquire charged off credit card debt and working capital requirements. The Company had drawn $560,000 on this line of credit at March 15, 2001.

As of March 31 1999, the Company's total assets were $782,566 and stockholders' equity was $120,296. During the short period ended March 31, 1999, the Company acquired approximately $4,664,000 of finance receivables for its own account for a cost of $272,315. Funding was provided by drawing down on the Company's line of credit provided by ARGUS .

Operations
----------

Consolidated operating results for fiscal year 1999 include results from February 20, 1999 to March 31, 1999 and reflect a net loss of $171,654. The Company had a limited operating period due to the fact that the Company did not emerge from its Chapter 11 Bankruptcy reorganization until February 19, 1999. Service fee revenue for the period ended March 31, 1999 was $33,653. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered, accordingly, the Company did not recognize any revenue from its portfolio receivables during the period. During the period, the Company recovered approximately $24,644 from its portfolio receivables all of which was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $274,460. As of March 31, 1999 the remaining outstanding balance of the receivables portfolio was $5,883,144.

Operating expenses for the period ended March 31,1999 were $208,556. During the period the Company expensed and wrote down $49,511 of receivables acquired in the purchase of CFC. The Company incurred approximately $28,143 in legal fees and other professional expenses related to the Company's Bankruptcy Reorganization and the acquisition of CFC.



IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

                  Not Applicable


ITEM 7.  FINANCIAL STATEMENTS
         --------------------


Financial statements for the years ended March 31, 1999, February 19,1999, and March 31, 1998, are presented on the following pages.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                                       AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

              MARCH 31, 1999, FEBRUARY 19, 1999, AND MARCH 31, 1998

               REPORT OF INDEPENDENT
           CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Advanced Financial, Inc.
  and Subsidiaries


We have audited the accompanying consolidated balance sheets of Advanced Financial, Inc. (a majority-owned subsidiary of First Mortgage Investment Company) and Subsidiaries as of March 31, 1999, February 19, 1999, and March 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the period from February 20, 1999 to March 31, 1999, the period from April 1, 1998 to February 19, 1999 (Predecessor Company), and the year ended March 31, 1998 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note B to the consolidated financial statements, the Company's reorganization plan was confirmed by the United States Bankruptcy Court on November 13, 1998 and became effective on February 19, 1999. In accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company was required to account for the reorganization using "Fresh-Start Reporting," whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, all consolidated financial statements prior to February 19, 1999, are not comparable to the consolidated financial statements for periods after the implementation of fresh-start reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Financial, Inc. and Subsidiaries as of March 31, 1999, February 19, 1999, and March 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.



      /s/ Grant Thornton, LLP
---------------------------------
Kansas City, Missouri
June 16, 1999


                                        ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                                                                            Predecessor Company
                                                                                       ------------    ----------------------------
                                                                                         MARCH 31,     February 19,      March 31,
                                                                                           1999            1999             1998
                                                                                       ------------    ------------    ------------
             ASSETS
Cash                                                                                   $     66,437    $    418,725    $     58,759
Collection fees receivable, net allowance for doubtful
  accounts of $49,511                                                                        34,942          28,071            --
Finance receivables (notes A3 and E)                                                        274,460          26,789            --
Miscelllaneous receivables                                                                     --              --           151,097
Other                                                                                        13,909          20,664          20,081
Property, furniture and equipment, net (notes A4,F,G, & J)                                  125,262         131,202       1,070,553
Goodwill, less accumulated amortization of $1,682
  at March 31, 1999 (notes A8 and D)                                                        267,556         269,238            --
                                                                                       ------------    ------------    ------------
             Total current assets                                                      $    782,566    $    894,689    $  1,300,490
                                                                                       ============    ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
               (DEFICIENCY)
LIABILITIES
      Accounts payable and accrued expenses                                            $    199,227    $    238,187    $     24,292
      Notes payable (note F)                                                                356,000         256,000         717,357
      Capitalized lease obligations (note G)                                                107,043         108,552            --
                                                                                       ------------    ------------    ------------
                                                                                            662,270         602,739         741,649
LIABILITIES SUBJECT TO COMPROMISE (notes B and C)
      Accounts payable and accrued expenses                                                    --              --         3,024,595
      Notes payable (note F)                                                                   --              --           859,837
      Other                                                                                    --              --            65,426
                                                                                       ------------    ------------    ------------
                                                                                               --              --         3,949,858
STOCKHOLDERS' EQUITY (DEFICIENCY) (notes B,C and H) Preferred stock, Series B,
      $.005 par value; 10,000,000 shares authorized, 363,000 shares issued and outstanding at March 31, 1998;
        1,000,000 shares authorized, none issued and outstanding at February 19,
        1999 and March 19, 1999                                                                --              --             1,815
      Common stock, $.001 par value; 25,000,000 shares authorized, 5,836,476 shares issued at March 31, 1998; 10,000,000 shares authorized, 3,328,840
        shares issued and outstanding at February 19, 1999 and March 31, 1999                 3,329           3,329           5,836
      Paid-in capital                                                                       288,621         288,621       9,959,840
      Accumulated deficit                                                                  (171,654)           --       (12,917,163)
                                                                                       ------------    ------------    ------------
                                                                                            120,296         291,950      (2,949,672)
      Treasury stock, 99,869 shares of common stock, at cost
        at March 31, 1998.  Cancelled at February 19, 1999                                     --              --          (441,345)
                                                                                       ------------    ------------    ------------
                                                                                            120,296         291,950      (3,391,017)
                                                                                       ------------    ------------    ------------
                                                                                       $    782,566    $    894,689    $  1,300,490
                                                                                       ============    ============    ============



        The accompanying notes are an integral part of these statements.
                                       16



                                          ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                     Predecessor Company
                                                                 -----------------        ------------------------------------
                                                                    PERIOD FROM              Period from
                                                                 FEBRUARY 20, 1999        April 1, 1998 to       Year ended
                                                                 TO MARCH 31, 1999        February 19, 1999    March 31, 1998
                                                                 -----------------        ------------------------------------
REVENUES
     Collection fees                                                   $    33,653        $      --          $      --
     Servicing fees                                                           --                 --               58,492
     Gains (losses on sales of mortgage loans, net                            --               25,343            (45,261)
     Other fees                                                                148             38,641             23,373
     Interest                                                                3,101              3,316             11,036
     Rental income                                                            --              136,125            165,027
     Other fees                                                               --               18,928             44,962
                                                                       -----------        -----------        -----------
                 Total revenues                                             36,902            222,353            257,629

Expenses
     Servicing expense                                                        --                 --               90,926
     Personnel                                                                --               61,264            168,471
     General and administrative                                            198,189            327,077            156,669
     Interest                                                                2,745            106,787            156,786
     Depreiciation and amortization                                          7,622             22,660             49,374
     Other                                                                    --                 --               10,992
     Loss on sale of asset                                                    --              108,154               --
                                                                       -----------        -----------        -----------
                 Total expenses                                            208,556            625,942            633,218
                                                                       -----------        -----------        -----------

Loss before extraordinary item                                            (171,654)          (403,589)          (375,589)

                 Extraordinary item: gain on discharge
                   of prepetition liabilities (notes B and C)                 --            3,727,639               --
                                                                       -----------        -----------        -----------

Income (loss) before tax expense                                          (171,654)         3,324,050           (375,589)

                 Income tax expense (note A5 and I)                           --                 --                 --
                                                                       -----------        -----------        -----------
                 Net income (loss)                                     $  (171,654)       $ 3,324,050        $  (375,589)
                                                                       ===========        ===========        ===========

Weighted average shares outstanding                                      3,328,840
                                                                       ===========

Loss per common share (note A6)                                        $     (0.05)
                                                                       ===========





        The accompanying notes are an integral part of these statements.


                                       ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                                                    EQUITY (DEFICIENCY)


                                             Preferred      Common         Paid-in      Accumulated       Treasury
                                              stock         stock          Capital        deficit           stock          Total
                                          ----------------------------------------------------------------------------------------

Balance at April 1, 1997                  $    1,815    $     5,836    $  9,959,840    $(12,541,574)   $  (441,345)   $ (3,015,428)

Net loss for the year ended
      March 31, 1998                            --             --              --          (375,589)          --          (375,589)
                                          ----------------------------------------------------------------------------------------

Balance at March 31, 1998                      1,815          5,836       9,959,840     (12,917,163)      (441,345)     (3,391,017)

Net income for the period from
     April 1, 1998 to February 19, 1999         --             --              --         3,324,050           --         3,324,050

Fresh-start reporting adjustments             (1,815)        (5,836)    (10,026,807)      9,593,113        441,345            --

Issuance of new common stock
     under reorganization                       --            3,000          12,597            --             --            15,597

Common stock issued in
     acquisition of Cannon Financial
     Company (note D)                           --              329         342,991            --             --           343,320
                                          ----------------------------------------------------------------------------------------

Balance at February 19, 1999                    --            3,329         288,621            --             --           291,950

Net loss for the period from
     February 20, 1999 to
      March 31, 1999                            --             --              --          (171,654)          --          (171,654)
                                          ----------------------------------------------------------------------------------------

Balance at March 31, 1999                 $     --      $     3,329    $    288,621    $   (171,654)   $      --      $    120,296
                                          ========================================================================================






        The accompanying notes are an integral part of these statements.


                                           ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                         Predecessor Company
                                                                             -----------------   ----------------------------------
                                                                                PERIOD FROM         Period from
                                                                             FEBRUARY 20, 1999   April 1, 1998 to      Year ended
                                                                             TO MARCH 31, 1999   February 19, 1999    March 31, 1998
                                                                                                 ----------------------------------
Cash flows from operating activities
     Net income (loss)                                                         $  (171,654)         $ 3,324,050       $  (375,589)
     Adjustments to reconcile net income (loss to net
       cash provided by (used in) operating activities:
        Depreciation and amortization                                                7,622               22,660            49,374
        (Gains) losses on sale of mortgage loans held for sale                        --                (25,343)           45,261
        Gain on discharge of prepetition liabilities                                  --             (3,727,639)             --
        Loss on disposal of property and equipment                                    --                108,154            40,415
        Mortgage loans held for sale sold                                             --                   --             259,932
        Changes in assets and laibilities, net of effects from
          purchase of Cannon Financial Company:
            Collection fees receivable                                              (6,871)                --                --
            Mortgage servicing advances and accounts receivable                       --                   --             289,270
            Miscellaneous receivables and other assets                               6,755              195,117            81,943
            Accounts payable and accrued expenses                                  (38,960)             173,680           129,346
                                                                               -----------          -----------       -----------
               Net cash provided by (used in) operating activities                (203,108)              70,679           519,952

Cash flows from investing activities
     Collections applied to finance receivables                                     24,644                 --                --
     Acquisitions of finance receivables                                          (272,315)                --                --
     Proceeds from disposal of property and equipment                                 --                939,739            30,000
     Principal payments received on investment mortgage loans                         --                   --               6,716
     Acquisition of Cannon Financial Company (note D)                                 --                 17,527              --
                                                                               -----------          -----------       -----------
               Net cash provided by (used in) investing activities                (247,671)             957,266            36,716

Cash flows from financing activities
     Bank overdarft                                                                   --                   --            (106,676)
     Change in revolving borrowings, net                                           100,000              256,000          (289,749)
     Proceeds from notes payable                                                      --                   --              15,000
     Principal payments on notes payable                                              --               (939,576)         (116,484)
     Payments on capitalized lease obligations                                      (1,509)                --                --
     Issuance of common stock                                                         --                 15,597              --
                                                                               -----------          -----------       -----------
               Net cash provided by (used in) financing activities                  98,491             (667,979)         (497,909)
                                                                               -----------          -----------       -----------

Net increase (decrease) in cash                                                   (352,288)             359,966            58,759
Cash, beginning of period                                                          418,725               58,759              --
                                                                               -----------          -----------       -----------
Cash, end of period                                                            $    66,437          $   418,725       $    58,759
                                                                               ===========          ===========       ===========

Supplement disclosures of cash flow information
     Cash paid for interest                                                    $       789          $   113,454       $   126,658
Supplemental disclosures of noncash financing and investing activities
     Capitalized lease obligations forgiven upon return of
       property and equipment                                                  $      --            $      --         $   113,460

        The accompanying notes are an integral part of these statements.
                                       19

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MARCH 31, 1999, FEBRUARY 19, 1999, AND MARCH 31, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

    1.  Basis of Presentation

    On November 7, 1997, Advanced Financial, Inc., the Company's predecessor corporation (the Predecessor Company), filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On November 13, 1998, (the Confirmation Date), a formal confirmation order by the U.S. Bankruptcy Court for the District of Kansas with respect to the Company's plan or reorganization (the Plan) was confirmed. All material conditions precedent to the Plan becoming binding were resolved on February 19, 1999. At that time, the Company effectively emerged from bankruptcy and its debtor-in-possession status, subject only to compliance with the terms of the Plan (see Note B).

    Virtually all activity in the consolidated statements of operations and cash flows for the year ended March 31, 1998 and for the period from April 1, 1998 to February 19, 1999 are reorganization items resulting from the reorganization and restructuring of the business.

    2.  Organization and Principles of Consolidation

    Advanced Financial, Inc. (the Company) owns 100% of AFI Mortgage, Corp.
    (AFI), a mortgage lender with no current operations. On February 19, 1999, the Company acquired Cannon Financial Company (Cannon). Cannon collects debts for others for a fee and purchases charged-off credit card debt to collect at a profit from debtors located throughout the United States.

The consolidated financial statements include the accounts of the Company, AFI, and, since its acquisition, Cannon. All significant intercompany accounts and transactions have been eliminated.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MARCH 31, 1999, FEBRUARY 19, 1999, AND MARCH 31, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED
-------------------------------------------------------------

    3.  Finance Receivables

The Company accounts for its investment in finance receivables under the guidance of the American Institute of Certified Public Accountants Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans (PB6) using unique and exclusive static pools. The pools are established with underlying accounts having similar attributes, based on acquisition timing and by seller. Once a static pool is established, the accounts in the pool are not changed. Each pool is initially recorded at cost. Until it is determined that the amount and timing of collections are reasonably estimable and collection is probable, PB6 requires the receivable be accounted for under the cost-recovery method. All of the Company's pools are accounted for under the cost-recovery method.

Application of the cost-recovery method requires that any amounts received be applied first against the recorded amount of the pool; when that amount has been reduced to zero, any additional amounts received are recognized as income. The discount between the cost of each pool of receivables purchased and the contractual receivable of the accounts in the pool is not recorded since the Company expects to collect a relatively small percentage of each pool's contractual receivable balance.

    4.  Property and Equipment

    Property, furniture, and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, ranging from three years to thirty years.

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

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             MARCH 31, 1999, FEBRUARY 19, 199 9, AND MARCH 31, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    6.  Loss Per Common Share

    Loss per common share is based on the weighted average number of common shares outstanding during the periods presented. Because the effect of the inclusion of stock options and warrants is antidilutive, diluted per share information is not presented.

    Earnings per share for the period from April 1, 1998 to February 19, 1999 are not meaningful and prior period per share amounts are not comparable to the period from February 20, 1999 to March 31, 1999, due to reorganization and revaluation entries and the cancellation of all Predecessor Company stock and the issuance of new stock for the Company.

    7.  Stock-Based Compensation

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).

    8.  Goodwill Amortization

    Goodwill is the excess of cost over the fair value of net assets acquired and is being amortized by the straight-line method over 15 years.

    9.  Use of Estimates

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

    10. Reclassifications

    Certain items in the March 31, 1998 financial statements have been reclassified to conform with the February 19, 1999 presentation.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              MARCH 31, 1999, FEBRUARY 19, 1999, AND MARCH 31, 1998

NOTE B - BANKRUPTCY AND REORGANIZATION

As a result of numerous events, on November 7, 1997 (the Filing Date), the Predecessor Company filed a voluntary petition for reorganization in the United States Bankruptcy Court for the District of Kansas (Bankruptcy Court) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code). On November 13, 1998, the Bankruptcy Court confirmed the Company's First Amended Joint Plan of Reorganization (the Plan) dated July 29, 1998. Until February 19, 1999, the Company operated its business as debtor-in-possession. On February 19, 1999 (the effective date), all material conditions precedent to the Plan becoming binding were resolved, the Plan became effective and the following provisions of the Plan commenced:

First Mortgage Investment Co. (FMIC), a creditor of the Company, released its secured claims against, and acquired certain assets of the Company in exchange for 1,800,000 shares of common stock of the Company, initially constituting 60% of the 3,000,000 new shares issued as part of the Company's recapitalization and reorganization. In addition, FMIC has an option to acquire an additional 3,000,000 shares at $.50 per share or $1.5 million.

The Company issued shares of common stock and warrants and made partial payments to certain other creditors in exchange for a release of their claims. The creditors will receive 900,000 shares of common stock of the Company, constituting 30% of the 3,000,000 new shares issued as a part of the Company's recapitalization and reorganization. The creditors also received 900,000 warrants allowing the holder to purchase one share of common stock per warrant at a price of $1.25. The warrants are callable by the Company at 130% of the strike price paid and expire on March 31, 2002.

Shares held by preferred and common stockholders of the Predecessor Company were canceled and they received 300,000 shares of new common stock of the Company, constituting 10% of the 3,000,000 new shares issued as part of the Company's recapitalization and reorganization.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              MARCH 31, 1999, FEBRUARY 19, 1999, AND MARCH 31, 1998

NOTE C - FRESH-START REPORTING

As of the Effective Date, the sum of allowed claims plus post-petition liabilities of the Company exceeded the value of its pre-confirmation assets. In addition, pre-reorganization equity holders received less than 50% of the Successor Company common stock issued pursuant to the Plan. Therefore, in accordance with AICPA Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), the Company adopted "fresh-start" reporting which assumes that a new reporting entity has been created and requires assets and liabilities be adjusted to their fair values as of the effective date.

The Effective Date of the Plan is February 19, 1999, and accordingly, the Company adopted fresh-start reporting as of that date. Adjustments were recorded as of February 19, 1999 to reflect the effects of the consummation of the Plan and to reflect the implementation of fresh-start reporting. Reorganization value generally approximates fair value of the entity before considering liabilities and approximates the amount a buyer would pay for the assets of the entity after the reorganization. The total reorganization value of the Company was $152,000, which consisted principally of cash held by AFI subsequent to the sale of certain assets to FMIC, but prior to the acquisition of Cannon and does not include any value for the Company's net operating loss carryforwards. The reorganization value was then allocated to the Company's assets and liabilities in conformity with Accounting Principles Board Opinion No. 16, Business Combinations, as specified by SOP 90-7. Income related to the settlement of liabilities subject to the Company's Chapter 11 proceedings is included in the accompanying consolidated statement of operations as an extraordinary gain on discharge of prepetition liabilities. The gains or losses related to the adjustments of assets and liabilities to fair value are included in reorganization items in the accompanying consolidated statement of operations.

The Company's emergence from its Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of February 19, 1999. Accordingly, the Company's consolidated financial statements for periods prior to February 19, 1999 are not comparable to consolidated financial statements presented on or subsequent to February 19, 1999. A vertical line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization and post-reorganization Company. In addition, having operated for several months in bankruptcy, results of operations prior to emergence from bankruptcy are not indicative of results of operations outside of Chapter 11 proceedings.

Under Chapter 11, the Company could not pay claims that arose prior to the filing of the petitions for relief under the federal bankruptcy laws outside of the Plan or without specific Bankruptcy Court authorization. These claims, which were satisfied pursuant to the Plan, are reflected in the March 31, 1998 consolidated balance sheet as liabilities subject to compromise.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              MARCH 31, 1999, FEBRUARY 19, 1999, AND MARCH 31, 1998

NOTE D - ACQUISITION OF CANNON FINANCIAL COMPANY

    On February 19, 1999, the Company acquired 100% of the outstanding capital stock of Cannon Financial Company (Cannon). Cannon collects debts for others for a fee and purchases charged-off credit card debt to collect at a profit. The purchase price was comprised of the issuance of 328,840 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting. Excess purchase price over fair market value of the underlying identifiable net assets of $269,238 was allocated to goodwill, based upon preliminary estimates of fair values. The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at February 19, 1999. However, the final number of shares issued is contingent on the settlement of certain accounts receivable of Cannon.

    On February 19, 1999, the Company issued options to purchase 50,000 shares of common stock at $0.50 per share, to a non-employee for service provided in connection with the acquisition of Cannon. The options are immediately exercisable and will expire ten years from the date of issuance.

    The operating results of Cannon have been included in the consolidated statement of operations from the date of acquisition. Pro forma information related to the acquisition of Cannon are not applicable and have not been presented because the acquisition took place on February 19, 1999, which coincides with the beginning of the period from February 20, 1999 to March 31, 1999. Additionally, management's intention is to substantially change the business plan of Cannon from being primarily collecting debt for others to being engaged principally in collecting charged-off credit card debt it has purchased.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              MARCH 31, 1999, FEBRUARY 19, 1999, AND MARCH 31, 1998

NOTE E - FINANCE RECEIVABLES
----------------------------

    Cannon purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the period from February 19, 1999 (acquired) through March 31, 1999:

         Balance, acquisition                                            $    26,789
         Purchase of finance receivables                                     272,315
         Collections applied to principal on finance
           receivables                                                       (24,644)
                                                                         -----------
         Balance, March 31, 1999                                         $   274,460
                                                                         ===========
         Unrecorded discount (unaudited)                                 $ 5,883,144
                                                                         ===========


    To the extent that the carrying amount of a pool of receivables exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of March 31, 1999, no provision for loss has been recorded.

NOTE F - NOTES PAYABLE

    The following summarizes the Company's notes payable at:





                                                         MARCH 31,          February 19,        March 31,
                                                            1999               1999               1998
                                                         ----------         ----------         ----------
         Notes payable, collateralized by
           real estate, interest at 11.75%, with
           monthly payments of $8,812 and
           final payment due March 1999                  $     --           $     --           $  717,357
         Notes payable subject to
           compromise                                          --                 --              859,837
         Unsecured borrowings under a $875,000
           line of credit from FMIC, interest
           at 7%, due February 2004                         350,000            250,000               --
         Unsecured borrowings under a $10,000
           line of credit from FMIC, interest
           at 6%, due March 1999                              6,000              6,000               --
                                                         ----------         ----------         ----------
                                                         $  356,000         $  256,000         $1,577,194
                                                         ==========         ==========         ==========


                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              MARCH 31, 1999, FEBRUARY 19, 1999, AND MARCH 31, 1998

NOTE G - LEASES

    The Company leased its land and building to FMIC through February 19, 1999 for $12,375 per month, at which time it was purchased by FMIC.

    The Company leases its office space under an operating lease that expires in December 2000.

    The Company leases equipment under a capital lease for a period of five years.

    Property recorded under the capital lease had an original cost of $121,311 and a net book value of $107,168 at March 31, 1999.

    Operating lease expense was approximately $4,000, $0, and $11,000, for the period from February 20, 1999 to March 31, 1999, the period from April 1, 1998 to February 19, 1999 and the year ended March 31, 1998, respectively.

    The following is a schedule of future minimum rental payments required under the above leases as of March 31, 1999:

               Year ending                                    Operating
                 March 31,            Capital lease              lease
              ----------------      -----------------      -----------------
                   2000                $  32,754                 $  48,960
                   2001                   32,754                    36,720
                   2002                   32,754                      --
                   2003                   32,754                      --
                   2004                   10,918                      --
                                        ---------                =========
         Future minimum lease payments   141,934                 $  85,680
                                                                 =========
         Amounts representing interest   (34,891)
                                       ---------
         Present value of net
           minimum lease payments      $ 107,043
                                       =========



NOTE H - EMPLOYEE STOCK OPTIONS

    All stock options of the Predecessor Company were canceled pursuant to the Plan.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              MARCH 31, 1999, FEBRUARY 19, 1999, AND MARCH 31, 1998

NOTE H - EMPLOYEE STOCK OPTIONS - CONTINUED

    Options to purchase 299,999 shares of the Company's common stock have been issued to an officer of the Company. One hundred forty-nine thousand nine hundred ninety-nine (149,999) of the options are exercisable at $0.25 per share on or after November 13, 2000 through the expiration date of November 13, 2010, if the Company's common stock has attained and maintained bid prices of $1, $2, $3, and $4 for twenty consecutive trading days, respectively, one-fourth (37,500) of the options are exercisable.

    One hundred fifty thousand (150,000) of the options are exercisable at $0.25 on or after February 19, 2001 (if the officer is employed by the Company on that date) through the expiration date of February 19, 2011. Seventy-five thousand (75,000) of the options can be exercised only when the Company's common stock has attained and maintained for 20 consecutive days a bid price of $1 or more. The other 75,000 options can be exercised only when the Company's common stock has attained and maintained for 20 consecutive days a bid price of $2 or more.

    The stock options are accounted for as a variable plan under APB 25 and related Interpretations. No compensation cost has been recognized for the options.

    Had compensation cost for the options been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below for the period from February 20, 1999 to March 31, 1999.

         Net loss                            As reported     $  (171,654)
                                               Pro forma     $  (209,154)

         Loss per common share               As reported     $     (0.05)
                                               Pro forma     $     (0.06)



    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0.0%; expected volatility of 289.1%; risk-free interest rates of 5.54%; and expected lives of 10 years.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              MARCH 31, 1999, FEBRUARY 19, 1999, AND MARCH 31, 1998

NOTE I - INCOME TAXES

    The difference between actual income tax expense (benefit) and expected income tax expense (benefit) at the statutory federal income tax rate (34%) computes as follows:


                                                         PERIOD FROM         Period from
                                                         FEBRUARY 20,          April 1,
                                                          1999 TO              1998 to             Year ended
                                                          MARCH 31,          February 19,           March 31,
                                                            1999                 1999                1998
                                                        -----------          -----------          -----------
         Expected income tax expense (benefit)
          at statutory rate                             $   (58,362)         $ 1,130,177          $  (127,700)
         State income taxes, net                             (8,214)             159,056              (17,972)
         Change in valuation allowance                       65,894           (1,145,416)             145,650
         Other, net                                             682             (143,817)                  22
                                                        -----------          -----------          -----------
                 Actual income tax expense              $      --            $      --            $      --
                                                        ===========          ===========          ===========



    The change in the valuation allowance for the period from April 1, 1998 to February 19, 1999 consists principally of the benefit of utilizing net operating loss carryforwards.

    The following is the tax effect of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at:


                                                          March 31,          February 19,          March 31,
                                                             1999                1999                1998
                                                        -----------          -----------          -----------

         Deferred tax assets:
              Net operating loss carryforward           $ 3,375,856          $ 3,309,962          $ 4,338,264
              Valuation reserves                               --                   --                134,822
              Allowance for bad debts                        19,203               19,203                 --
              Other                                            --                   --                  1,495
                                                        -----------          -----------          -----------
                 Total deferred tax assets                3,395,059            3,329,165            4,474,581

         Valuation allowance                             (3,395,059)          (3,329,165)          (4,474,581)
                                                        -----------          -----------          -----------

                 Net deferred tax asset                 $      --            $      --            $      --
                                                        ===========          ===========          ===========


    The Company has net operating loss carryforwards of approximately $8.7 million as of March 31, 1999. These net operating losses will expire in the years ended March 31, 2009 through March 31, 2019.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              MARCH 31, 1999, FEBRUARY 19, 1999, AND MARCH 31, 1998

NOTE I - INCOME TAXES - CONTINUED

    Total deferred taxes consist primarily of the benefit of the net operating loss carryforward. Management has established a valuation allowance to reduce the total deferred tax asset to $0. As of March 31, 1999, the Company has no recoverable income taxes previously paid.


NOTE J - PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at:

                                                          MARCH 31,             February 19,           March 31,
                                                             1999                  1999                  1998
                                                        -----------            -----------            -----------
         Land                                           $      --              $      --              $   300,000
         Building                                              --                     --                  905,344
         Furniture and fixtures                             141,311                141,311                   --
                                                        -----------            -----------            -----------
                                                            141,311                141,311              1,205,344

         Accumulated depreciation                           (16,049)               (10,109)              (134,791)
                                                        -----------            -----------            -----------
                                                        $   125,262            $   131,202            $ 1,070,553
                                                        ===========            ===========            ===========


NOTE K - CONSULTING AGREEMENT

    The Company has a consulting agreement with the spouse of a former stockholder of Cannon. The agreement calls for monthly payments of $11,500 through February 2004, with additional incentives contingent on the operations of the Company. After one year, the agreement may be terminated by paying 50% of the total remaining payments. The total expense recorded under this agreement for the period ended March 31, 1999 was $11,500.


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial Accounting Standards Board Statement No. 107, Disclosure About Fair Value of Financial Instruments, and Financial Accounting Standards Board Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, require that the Company disclose estimated fair values for its financial instruments. Fair value estimates have been made as of March 31, 1999 based on the current economic conditions, risk characteristics of the various financial instruments, and other subjective factors.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              MARCH 31, 1999, FEBRUARY 19, 1999, AND MARCH 31, 1998

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash:  The carrying amounts approximated fair value.

Finance receivables: The Company records finance receivables at cost, which is discounted from the actual principal balance. This cost is reduced as collections are made. The carrying value of finance receivables approximates fair value at March 31, 1999.

Notes payable: The fair values of the notes payable are estimated based on discounted values of contractual cash flows using rates currently available for similar loan types.

The estimated fair value and carrying value of the Company's financial instruments are as follows at March 31, 1999:

                                          Carrying value          Fair value
                                         ----------------       ---------------
         Financial assets:
              Cash                           $ 66,437              $ 66,437
              Finance receivable              274,460               274,460
         Financial liabilities:
              Notes payable                   356,000               291,000

ITEM 8.  CHANGES TO AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------


         1. (a) On November 14, 2000 the Registrant's certifying accountant, Grant Thornton informed Registrant that it was resigning as auditors for Registrant.

            (b) For the Registrant's year end financial statements, from the years ended March 31, 1998 and 1997, Grant Thornton rendered an audit opinion letter modified as to an uncertainty as follows:

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, on November 7, 1997, the Company filed a voluntary petition for reorganization in the United States Bankruptcy Court for the District of Kansas (Bankruptcy Court) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code), Pursuant to the Bankruptcy Code, the Company has continued to manage its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, but has no ongoing operations. On November 13, 1998, the Bankruptcy Court confirmed the Company's First Amended Joint Plan of Reorganization dated July 29, 1998. These factors, among others, as discussed in Note B to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

             (c) At the time Grant Thornton resigned, and up to and including the execution date of this report, no disagreements between Registrant and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

         2. On July 18, 2001, the Registrant filed an 8-K Current Report in which it reported that Grant Thornton had been engaged by the Registrant to examine and report on the financial statements for the fiscal year ended March 31, 1999. Grant Thornton's report, dated June 16, 1999, is included herein.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         ----------------------------------------------------
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         ----------------------------------------------------------

Directors and Executive Officers.
---------------------------------

As of March 31, 1999, the following persons served as directors and executive officers of the Company.

         NAME                      AGE                   POSITION
         --------------------------------------------------------

Charles A. Holtgraves               34           Chairman/ President/Treasurer/
                                                 Director

William B. Morris                   41           Sr. Vice President/Secretary/
                                                 Director

Philip J. Hotgraves                 74           Director


CHARLES A. HOLTGRAVES. From November 1998 to current, Mr. Holtgraves has been Chairman, President, Treasurer and Director of the Company and Chairman, Treasurer and Director of the Company's subsidiary Cannon Financial Company since February 1999. Mr. Holtgraves is the President of Argus Investment Group, Inc. ("Argus") a family owned corporation involved in venture capital lending and financing. Mr. Holtgraves was the Chief Financial Officer and Vice President of First Mortgage Investment, Co., a full service mortgage banking operation, which he co-founded in 1988 until its sale of assets in August 1998. Mr. Holtgraves has been an officer and director of Gateway Energy Corporation, a publicly traded natural gas company, since 1988. Mr. Holtgraves graduated from McPherson College in 1988 with a dual degree in Finance and Accounting. Charles Holtgraves is the son of Philip J. Holtgraves.

WILLIAM B. MORRIS. From 1991 to January 31, 2001, Mr. Morris served as Secretary and a Director of the Company. On January 31, 2001, Mr. Morris resigned as an officer and director to pursue other interests. Mr. Morris was the sole officer to continue with the Company after the Company filed for relief under Chapter 11 of the Bankruptcy Code. On October 14, 1997, although Mr. Morris did not stand for re-election at the meeting of shareholders on September 6, 1996, the Board of Directors elected Mr. Morris to fill a Director vacancy for the fiscal year 1998. At that time, the Board of Directors elected Mr. Morris to the office of Chairman. From 1991 to 1996, Mr. Morris was a partner in Lancaster Partners, Shawnee, Kansas. Lancaster provided business consulting and financial services to small to mid-sized private and public companies. From 1984 to 1989, Mr. Morris was an account executive at the investment-banking firm of Stuart James & Company, in Denver Colorado and from 1983 to 1984, an account executive at the venture capital brokerage firm R.B. Marich, Inc. in Denver, Colorado.

PHILIP J. HOLTGRAVES. From November 1998 to current, Mr. Holtgraves has been a Director of the Company. Mr. Holtgraves is the Chairman of Argus a family owned corporation involved in venture capital lending and financing. Mr. Holtgraves was the principal owner of First Mortgage Investment, Co., a full service mortgage banking operation, which he co-founded in 1988. Mr. Holtgraves was president and Chief Operating Officer of Missouri Valley Investment, Co. from 1954 through 1987, becoming the sole shareholder in 1965. Mr. Holtgraves sold Missouri Valley Investment, Co. in 1987 to a Texas Savings Association. From 1950 to 1954, Mr. Holtgraves was employed by the Mid Continent regional office of the Prudential Insurance Co. in Kansas City. In addition Mr. Holtgraves was the principal owner of and President of Construction materials Inc., a chain lumber dealer in eastern Kansas. He sold his interest in the operation in 1976. Mr. Holtgraves was admitted to the Missouri Bar Association in 1951 and practiced law in the Kansas City area until 1952. Mr. Holtgraves has served on the board of directors of several banks including First National Bank of Chanute and Mark Twain Plaza Bank in Kansas City. Mr. Holtgraves was an agent for Rail Road Savings & Loan in the Olathe, Kansas area for over twenty-five years. Mr. Holtgraves also holds a Missouri Real Estate Broker's License. He is the father of Charles Holtgraves.

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent beneficial owners were complied with.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

    The following table sets forth information regarding compensation paid by the Company to the Chief Executive Officer in the 1997, 1998 and 1999 fiscal years. No executive officer received compensation in excess of $100,000 in any of those fiscal years.

                                                            SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
                                                                           ----------------------
                              Annual Compensation (1)(2)                   Awards                        Payouts
                              --------------------------                   ------                        -------
 (a)                 (b)            (c)          (d)          (e)            (f)          (g)              (h)               (i)

                                                             Other      Restricted     Securities
Name and                                                      Annual      Stock        Underlying          LTIP          All Other
Principal                                                 Compensation    Award(s)    Options/SARs                     Compensation
Position                        Salary ($)    Bonus ($)        ($)           ($)          (#)               ($)            ($)
----------------------------------------------------------------------------------------------------------------------------------

William B.
Morris           Year Ended
Chairman          March 31,
of  the              1998        $ 65,000        -0-           -0-           -0-            -0-             -0-           -0-
Board, Secretary
and Sr, Vice      March 31,
President            1999        $ 65,000        -0-           -0-           -0-          299,000           -0-           -0-

Charles A.       Year Ended
Holtgraves         March 31,
Chairman             1999        $   -0-         -0-           -0-           -0-       3,000,000(3)         -0-           -0-
of  the Board,
President and
Treasurer


(1) Amounts shown set forth all cash compensation earned by each of the named individuals in the years shown.

(2) While the named individuals received perquisites or other personal benefits in the years shown, in accordance with applicable regulations, the value of these benefits are not indicated since they did not exceed in the aggregate of the lesser of $25,000 or 25% of the individual's salary and bonus in any year.

(3) Pursuant to the Company's Plan of Reorganization these options were issued to Argus Investment Group, Inc. Charles A. Holtgraves is President of Argus. Certain of these options were exercised on December 30, 1999. (See
     ITEM 1: "DESCRIPTION OF BUSINESS - SUBSEQUENT EVENTS").


                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     (a)                   (b)                (c)                   (d)                      (e)

                         Number of          Percent of Total
                         Securities         Options/SARs
                         Underlying         Granted to
                         Options/SARs       Employees in      Exercise or Base
      Name               Granted (#)        Fiscal Year       Price ($/Share)          Expiration Date
--------------------------------------------------------------------------------------------------------

William B. Morris
Sr. Vice President/
Secretary                   299,000           100%                $.25                 February 19, 2009

Charles A. Holtgraves
Chairman/President/
Treasurer                 3,000,000           (1)                 $.50                 February 19, 2001

(1)      These options were issued to Argus Investment Group, Inc.


          AGGREGATED OPTION/SAR EXERCISED IN YEAR ENDED MARCH 31, 1999
                   AND OPTION/SAR VALUES AS OF MARCH 31, 1999

         (a)                        (b)               (c)              (d)                          (e)
                                                                                                Values of Unexercised
                                                                   Number of                    In-the-Money
                                                                   Unexercised                  Options/SARs at
                                   Shares                          Options/SARs at              FY-End($)
                                 Acquired on        Value          FY-End (#) Exercisable/      Exercisable/
         Name                    Exercise (#)     Realized ($)     Unexercisable                Unexercisable
         -----------------------------------------------------     ----------------------------------------------------

William B. Morris                   -0-              -0-           0/299,999                        $-0-
Charles A. Holtgraves (1)           -0-              -0-          3,000,000/0                       $-0-

(1)      These options were issued to Argus Investment Group, Inc


COMPENSATION OF DIRECTORS

The Company paid no director's fees.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The Company has not entered into any employment contract with any executive officer or any other contract with respect to the resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary or resulting from a change-in-control of the Company or a change in any executive officer's responsibility following a change-in-control.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table sets forth certain information regarding the ownership of the Company's common stock as of March 15, 2001: (i) each director; (ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. The percentage of ownership is based on 5,326,405 shares outstanding on the March 15, 2001.

                                          BENEFICIAL OWNERSHIP (1)
BENEFICIAL OWNER                            NUMBER OF SHARES                PERCENT OF TOTAL
---------------------------------------------------------------------------------------------

    Charles A. Holtgraves
    5425 Martindale
    Shawnee, KS 66218                             3,626,405(2)                    68.1%

    William B. Morris
    5425 Martindale
    Shawnee, KS 66218                               299,349(3)                    00.0%

    Philip J. Holtgraves
    5425 Martindale
    Shawnee, KS 66218                             3,626,405(4)                    68.1%

    Argus Investment Group, Inc.
    5425 Martindale
    Shawnee KS, 66218                             3,626,405                       68.1%

    Government National Mortgage Association
    PO Box 875
    Washington, DC 20044                            826,946(5)                     7.8%

    All Executive officers
    and directors as a group (3 persons)          3,626,754(6)                    68.1%

(1) This table is based upon information obtained by the Company's transfer agent listing the shareholders of record on March 15, 2001, and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "Commission"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2) Includes 3,626,405 shares controlled by Argus Investment Group, Inc. ("Argus"). Charles A. Holtgraves is the President of Argus. Argus is 100% owned by the Philip J. Holtgraves Irrevocable Trust DTD 9/20/93. Charles A. Holtgraves is the son of Philip J. Holtgraves.

(3)  Includes 349 shares and an option to purchase 299,000 shares.

(4) Includes 3,626,405 shares controlled by Argus. Philip J. Holtgraves is the Chairman of Argus.

(5) Includes 413,473 shares and warrants to purchase 413,473 shares. These shares and warrants were issued to the Government National Mortgage Association, on February 19, 1999, pursuant to the Company's Plan of Reorganization.

(6)  Includes only shares actually issued and outstanding.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Argus Investment Group, Inc. ("ARGUS ") formerly known as First Mortgage Investment Co. ("FMIC") is a family owned corporation involved in venture capital lending and financing. The stock of ARGUS is 100% owned by the Philip J. Holtgraves Irrevocable Trust DTD 9/20/93. Philip J. Holtgraves is the Chairman of ARGUS , a Director of the Company and the father of Charles A. Holtgraves. Charles A. Holtgraves is the President of ARGUS and Chairman, President and Director of the Company.

     Reference is made to ITEM 1. DESCRIPTION OF BUSINESS - HISTORY OF THE COMPANY AND SUBSIDIARY AND SUBSEQUENT EVENTS for additional information with respect to this ITEM 12. Such items discuss various related party transactions as a result of the implementation of the February 19, 1999 Plan of Reorganization and recapitalization of the Company.

                                     PART IV
                                     -------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
------------

*2.1 First Amended Joint Plan of Reorganization dated July 29, 1998 of Advanced Financial, Inc. and AFI Mortgage Corp. (Exhibit 2.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25,
1998).

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

*4.2 Variable Rate Commercial Note Secured With Loan Servicing Rights dated July 27, 1994 made by AFI Mortgage Corp., successor to Continental Mortgage, Inc. ("AFIM"), to order of Commercial Federal Bank, successor to Rail Road Savings Bank, FSB ("Lender") and agreement dated October 11, 1996 between Advanced Financial, Inc. and AFIM, as Borrower, and Lender and Matrix Financial Services Corporation (Exhibit 4.2 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

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

*10.3 Real Estate Mortgage to Secure a Loan from Citizen's National Bank of Fort Scott ("Bank") dated February 3, 1997 made by AFI Mortgage, Corp., as Mortgagee, to Bank and accompanying notes as amended (Exhibit 10.3 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

*10.4 Second Mortgage dated March 29, 1996 made by Advanced Financial, Inc. and AFI Mortgage, Corp., as Mortgagor, to First Mortgage Investment Co., as Mortgagee (Exhibit 10.4 to

Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

*21.1 List of Subsidiaries. (Exhibit 21.1 to Advanced Financial, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on February 16, 1999).

27.1 Financial Data Schedule.

* Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

(b) Reports on Form 8-K
-----------------------

         * Report dated December 8, 2000 - Item 4, Incorporated by reference.

         * Report dated July 18, 2001 - Item 4, Incorporated by reference.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ADVANCED FINANCIAL, INC.
                                           (Registrant)



Dated:  July 30, 2001                    By:  /s/Charles A. Holtgraves
                                              ----------------------------------
                                              Charles A. Holtgraves
                                              Chairman, President, and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signatures                       Title                    Date
        ----------                       -----                    ----


/s/ Charles A. Holtgraves                Director                 July 30, 2001
----------------------------
Charles A. Holtgraves


/s/ Phillip J. Holtgraves                Director                 July 30, 2001
----------------------------
Phillip J. Holtgraves