Form 10KSB
period 2000-03-31
ADVANCED FINANCIAL INC
filed 2003-03-12
CIK 823314

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended:                           Commission file number:
       March 31, 2000                                      0-19485

                            ADVANCED FINANCIAL, INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                     84-1069416
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

    5425 MARTINDALE, SHAWNEE, KS                         66218
(Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number (913) 535-1072

                               -------------------

             Securities registered under Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                               -------------------
                          Common Stock $.001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes     No   X
          ---     ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.  X
                                                  ---

     Issuer's revenues for the fiscal year ended March 31, 2000 were $977,439.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 31, 2000 and as of the date of filing this Annual Report was $19,886.

     State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2000: 5,326,405.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes  X    No
                                                      ---      ---
          Transactional Small Business Disclosure Format Yes     No  X
                                                             ---    ---
================================================================================

                                TABLE OF CONTENTS

ITEM                                                                                           PAGE
----                                                                                           ----
Part I

                Item  1 - Description of Business                                                 3

                Item  2 - Description of Property                                                 9

                Item  3 - Legal Proceedings                                                      10

                Item  4 - Submission of Matters to a Vote of Security Holders                    10

Part II

                Item  5 - Market for Common Equity and Related Stockholder Matters               11

                Item  6 - Management's Discussion and Analysis or Plan of Operation              11

                Item  7 - Financial Statements                                                   15


Part III

                Item  9 - Directors, Executive Officers, Promoters and Control Persons;
                           Compliance With Section 16(a) Of the Exchange Act                     37

                Item 10 - Executive Compensation                                                 38

                Item 11 - Security Ownership of Certain Beneficial Owners and
                           Management                                                            40

                Item 12 - Certain Relationships and Related Transactions                         41

Part IV

                Item 13 - Exhibits and Reports                                                   42

Signatures                                                                                       44

Certifications                                                                                   45

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


HISTORY OF THE COMPANY AND SUBSIDIARIES

Advanced Financial, Inc. (the "Company" or "AFI") is a Delaware corporation formed in September 1986. The Company acquired Creative Financing, Inc. in March 1991, changed the subsidiary's name to Continental Mortgage, Inc. in 1992 and changed the name again in 1994 to AFI Mortgage Corp. ("AFIM"). From the time it was acquired by the Company until operations were suspended in April 1997, AFIM focused on the origination, refinancing and servicing of 1-to-4 family residential mortgages. On February 3, 1997, AFIM entered into an agreement to sell its remaining loan production.

In April 1997, the Company and its wholly-owned subsidiary, AFIM, decided that it would be in the best interests of the Company to temporarily suspend its active mortgage operations. On November 7, 1997, AFIM filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 97-43122. On May 8, 1998, the Company also filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 98-41228. The two cases were consolidated on July 2, 1998. On November 13, 1998, the United States Bankruptcy Court for the District of Kansas entered an order confirming the First Amended Joint Plan of Reorganization dated January 29, 1998 of the Company and AFIM ("Plan of Reorganization).

Pursuant to the Plan of Reorganization, on February 19, 1999 (the "Effective Date") the Company completed a recapitalization. On the Effective Date, the authorized common stock was decreased from 25,000,000 shares to 10,000,000 shares of $0.001 par value per share, and the authorized preferred stock was decreased from 10,000,000 shares to 1,000,000 shares of $0.005 par value per share. All 5,836,476 shares of common stock and all 363,000 shares of preferred stock outstanding immediately prior to the Effective Date were canceled, and 3,000,000 shares of new common stock were issued to shareholders of record immediately prior to the Effective Date and to creditors. In addition, warrants to purchase 900,000 shares of common stock, at a warrant exercise price of $1.25 per share, were issued to creditors. The warrants are callable by the Company at 130% of the strike price and expire on March 31, 2002. Of the 3,000,000 new shares of common stock issued in the recapitalization, 300,000 shares were issued to holders of record of the preferred and common stock immediately prior to the Effective Date. Such shareholders received .0546 share of a new common stock for each canceled share of old common stock and old preferred stock. The Company also issued 900,000 shares of new common stock to various creditors of the Company. ARGUS Investment Group, Inc. ("ARGUS"), formerly known as First Mortgage Investment Co. ("FMIC"), a creditor with secured claims against the Company, received 1,800,000 shares of the new common stock and an option to acquire an additional 3,000,000 shares at $.50 per share. In addition, on the Effective Date, ARGUS purchased the land and building owned by AFIM located at 5425 Martindale, Shawnee, Kansas, for a purchase price of $1,030,000. AFIM used the net proceeds to satisfy the claims of creditors in accordance with the Plan of Reorganization. (SEE ITEM 2. DESCRIPTION OF PROPERTY.)

In November 1998, the Company determined that business opportunity existed in the purchasing of delinquent consumer receivables. Effective February 19, 1999, the Company acquired 100% of the outstanding stock of Cannon Financial Company ("CFC"). CFC provides accounts receivable management services to various health care providers, financial institutions and retail firms on a contingency basis. These services include delinquent debt recovery, management of litigation and skip tracing services to locate debtors and assets. CFC was formed in July 1998 to acquire the collection operations of a firm located in Kansas City, MO. The operations acquired by CFC had been in existence for more than 30 years. CFC is using the existing collection operations as a foundation to acquire charged-off credit card debt and collect such debt for its own account. The purchase price consisted of the issuance of 328,840 shares of the Company's new common stock. However, the final number of shares issued was contingent on the settlement of certain accounts receivable of CFC, certain net worth tests based on an audit of CFC, and other matters. Ultimately, a total of 500,000 shares were issued, with the balance of the shares issued in the fiscal year ended March 31, 2001.

On November 1, 1999, CFC terminated, for cause, its Consulting Agreement with Sequoia Company (Sequoia). The Consulting Agreement between CFC and Sequoia was executed on February 18, 1999, and provided for a five-year consulting and noncompete covenant payable at $11,500 per month. Sequoia was the initial shareholder and founder of CFC. Pursuant to certain provisions of the Consulting Agreement, Sequoia requested that the validity of the termination be settled through an arbitration hearing. In an effort to settle the termination of the Consulting Agreement as quickly as possible without incurring additional legal expenses, the Company agreed to a settlement. On January 25, 2000, the Company paid $160,000 to Sequoia to settle and terminate the Consulting Agreement.

On November 15, 1999, pursuant to an Asset Purchase Agreement between AIH Services, Inc. ("AIH") and CFC, CFC acquired certain assets for use in the operation and conduct of the businesses of AIH known as AIH Receivable Management Services and AIH Early Recovery Services. AIH is engaged in the business of collecting nonperforming receivables on behalf of third parties. CFC paid a negotiated purchase price of Two Hundred Ten Thousand dollars ($210,000), of which One Hundred Five Thousand dollars ($105,000) was paid on November 15, 1999, Fifty-Two Thousand Five Hundred dollars ($52,500) on December 15, 1999, and the remaining Fifty-Two Thousand Five Hundred dollars ($52,500) on March 31, 2000. The funds used to purchase the AIH assets were loaned to CFC from the Registrant's largest shareholder, ARGUS. ARGUS is controlled by Philip J. Holtgraves, a director of the Registrant. The assets acquired included furniture, fixtures, equipment, client lists, the Flexible Automated Collection System (FACS), trade names and telephone numbers. CFC and AIH consolidated their operations, continuing to use these assets. In addition, CFC changed its name to AIH Receivable Management Services, Inc., effective December 1, 1999.

On December 30, 1999, ARGUS converted the balance of its note receivable for $875,000 and $38,203 of accrued interest to 1,826,405 shares of common stock of the Company by the partial exercise of its option to acquire 3,000,000 shares of common stock received from the Company under provisions of the Plan of Reorganization. The conversion was equivalent to the option exercise price of $.50 per share. The balance of the option to acquire 1,173,595 shares of the Company's common stock expired on February 19, 2001.


NATURE OF THE COMPANY'S BUSINESS

Delinquent Debt Recovery

The majority of the Company's revenue is currently derived from the collection of delinquent accounts receivable for its clients. The Company provides its services to clients that include various health care providers, financial institutions and retail firms. The Company's clients are based primarily in the states of Kansas and Missouri, with the majority located in the Kansas City metro area. The Company earns a 25%-50% contingency fee depending on the account's size and age, and on the Company's assessment of the collectibility of the account.


Litigation Management

The Company realizes that to provide effective and thorough receivable management services to its clients, it needs to establish other services and systems to support its core operations. At times the Company recommends that its clients take legal action to increase the probability of recovery of an account receivable. The Company makes this recommendation on accounts with verified assets and significant balances. The Company has in place a department to manage all aspects of the litigation. The Company works closely with a Kansas City law firm in preparing and filing legal actions on collection accounts and enforcement of judgments. Once a judgment is entered, the Company pursues the collection of the judgment by filing liens on the debtor's assets and by garnishing wages as applicable. Litigation management services are available to all of the Company's clients.


Consumer Receivables

The Company acquires portfolios of charged-off consumer debt and then collects on it for its own account.

The credit card industry has experienced significant growth. During the last ten-year period, this growth rate has been approximately 26% annually with global credit card charge volume growing to $1.5 trillion. Even though the U.S. market has been saturated, the industry has significant growth prospects in the long term, given the increased consumer use of credit cards to pay routine bills as well as the international opportunities, especially in Asia, Europe and Latin America. As a result of continued growth prospects for the credit card industry, the volume of charged-off credit card debt will likely continue to escalate.

There was an estimated $560 billion in outstanding credit card balances in 1997, up from $238 billion in 1990. According to industry sources, credit card balances will rise to over $780 billion in 2000. Delinquencies, while holding steady as a percentage of outstanding balances, are rising on an absolute basis. The level of charged-off credit card debt in the United States has generated a new high-growth industry, that being the collection of such debt. Charged-off credit cards, those cards with balances 180 or more days without a payment, are expected to increase from $31 billion in 1997 to $39 billion in 2000 to $52 billion in 2005. The collection business is fragmented, with about 6,300 companies. Most of these companies are very small. The Small Business Administration has estimated that credit reporting and collections will be the fourth-fastest-growing small business-dominated service industry in the nation by 2005.

In the early 1990s, banks and financial institutions, primarily credit card issuers, changed their approach in the management of charged-off consumer receivables. These banks and financial institutions began to sell charged-off consumer receivable portfolios to delinquent-debt recovery firms and investment groups in lieu of third-party replacements. The practice has gained acceptance from the major credit card issuers, so that in 1997 approximately 62% of the $31.3 billion in charged-off credit card debt was sold to debt recovery firms. The advantage of selling charged-off debt over maintaining in-house recovery departments and collection agencies is that such firms are not subject to some of the business and credit-related constraints of banks and collection agencies.

The Company is in the position to offer a discount to debtors because it acquired each account at a significant discount. If banks were to offer significant discounts, it would set a bad precedent in that late-paying debtors would be rewarded with a discount not available to those with current accounts. Collection agencies generally do not offer similar discounts.

The Company has the flexibility to tailor repayment plans to fit the debtor's budget realistically. Agency collectors operate within a limited period in which to work an account. This limitation usually results in the implementation of unrealistic and unproductive payment plans.


Portfolio Acquisitions

An active secondary market exists for the purchase of portfolios of charged-off credit card debt. The Company purchases charged-off credit card debt at significant discounts. The age of charged-off accounts ranges from 180 days to 5 years or more. The Company's goal is to target portfolios that are 18 to 30 months past due. In many instances, the portfolios have been sent out once or twice to collection agencies. The Company believes that by the time it acquires the account, the event which might have caused the debtor to default (a divorce, job loss, medical emergency etc.), might be resolved and that the debtor might be recovering financially. The Company feels it can continue to buy this type of debt for approximately $.04 to $.06 on the dollar. Typically, the market price for "fresher," or recently charged-off debt is approximately $.08 to $.10 on the dollar. The Company has purchased portfolios with principal balances between of $167,000 and $9,275,000 with accounts in most states. However, the majority of the Company's current accounts are in the states of Kansas and Missouri.

Portfolios are sold in the secondary market either through a bidding, negotiated or contractual "forward-flow" arrangement. To date, all of the Company's purchases have been negotiated sales.


Collection Process

Once the Company purchases a portfolio, the accounts are entered into its FACS. The portfolio is then screened for deceased and bankrupt customers. If any are found, the relevant accounts are returned to the seller for replacement or refund. The next step is to verify addresses. On those accounts with no known address, job or phone number, a skip trace is performed. At this point the Company's experienced collection officers work the accounts for collection. The Company's policy is to use a gentler and more pragmatic approach than that followed by most traditional collection agencies. Experience suggests that most debtors have financial trouble because of life-altering events such as divorce, job loss or medical emergency. Therefore, the Company believes that a positive approach is more productive than a confrontational one. Accounts that do not respond to collection efforts are referred for legal action. The Company works closely with a law firm that prepares and files the legal actions necessary to obtain a judgment against the debtor. Once a judgment is entered, the Company pursues the judgment.


Systems

The Company uses the FACS produced and maintained by Ontario Systems. The FACS operates on the Unix local-area network. The Company's current systems are capable of handling the Company's anticipated growth for the foreseeable future.


Customers

The Company generally has a broad and well-diversified client base that includes hospitals, medical groups, laboratories, convalescent homes, banks and credit unions. Although the Company has several customers and the loss of any one of these customers could have a material adverse effect on the Company's operations, no one customer accounted for more than 10% of the Company's consolidated revenues as of March 31, 2000.

Markets and Competition

The Company maintains a full-time sales representative who continuously solicits business by pursuing leads from existing clients, multiple business and commerce directories and promotional material.

The third-party accounts receivable management and collection business is highly competitive. The Company concentrates its efforts in the Kansas City metro area and competes with a number of national, local and regional companies with operations similar to those of the Company. Many of the Company's competitors have far greater resources than the Company and have access to capital markets that might be unavailable to the Company.

The Company believes that the principal competitive factors affecting the Company's receivable management and collection business are increasingly based upon collection performance, price and services provided. These competitive factors have generally caused a downward adjustment in commission rates. The Company believes that it can compete effectively by offering its clients innovative receivable management solutions and continually enhancing its collection procedures.

Substantial competition exists for the acquisition and management of nonperforming consumer obligations and accounts receivable. The Company competes with other purchasers of defaulted consumer receivables and with third-party collection agencies. Although the amounts of nonperforming and other distressed obligations available for sale are quite large, numerous competitors have more resources than the Company.


Regulation

The Company is regulated by the Fair Debt Collection Practice Act ("FDCPA") and the Telephone Consumer Protection Act ("TCPA"), both of which are enforced by the Federal Trade Commission ("FTC"). The Company devotes considerable time and effort, through training of personnel and compliance monitoring, to providing ethical, innovative, high-quality accounts receivable management and collection business practices which meet the needs of its clients and comply with the law.

The FDCPA and comparable state statutes establish specific guidelines and procedures which debt collectors must follow to communicate with consumer debtors, including the time, place and manner of such communications. It is the Company's policy to comply with the provisions of the FDCPA and comparable statutes in all of its collection activities, although it might not be specifically subject thereto. If the laws apply to some or all of the Company's collection activities, the Company's failure to comply with such laws could have a materially adverse effect on the Company. Federal and state consumer protection and related laws and regulations govern the relationship of a customer to a credit card issuer. Because many of the Company's purchased receivables originate through credit card transactions, certain of the Company's operations are affected by such laws and regulations. Significant laws include the FDCPA, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act and the Electronic Funds Transfer Act (and the Federal Reserve Board's regulations that relate to these Acts), as well as comparable statutes in those states in which the credit grantors are located. State laws may also limit the interest rate and fees that a credit card issuer may impose on its customers. Among other things, the laws and regulations applicable to credit card issuers impose disclosure requirements when a credit card account is advertised, when it is applied for, when it is opened, at the end of monthly billing cycles and at year-end. Federal law requires credit card issuers to disclose to consumers the interest rate, fees, grace periods and balance calculation methods associated with their credit card accounts, among other things. In addition, customers are entitled under current laws to have payments and credits applied to their credit card accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Failure by credit grantors to have complied with applicable statutes, rules and regulations could create customer claims and rights that would reduce or eliminate their obligations under their receivables. This could have a materially adverse effect on the Company's operations. Pursuant to agreements under which the Company purchases receivables, the Company is normally indemnified against losses caused by failure of the credit grantor to have complied with applicable statutes, rules and regulations relating to the receivables before they are sold to the Company.

Certain laws, including the laws described above, limit the Company's ability to collect receivables regardless of any act or omission on the part of the Company. For example, under the federal Fair Credit Billing Act, a credit card issuer is subject to all claims (other than tort claims) and defenses arising out of certain transactions in which a credit card is used if the obligor has made a good-faith attempt to obtain satisfactory resolution of a disagreement or problem relative to the transaction and, except in cases where a specified relationship exists between the person honoring the card and the credit-card issuer, the amount of the initial transaction exceeds $50 and the place where the initial transaction occurred was in the same state as the customer's billing address or within 100 miles of that address. As a purchaser of defaulted consumer receivables, the Company may purchase receivables subject to legitimate defenses on the part of the customer. The statutes further provide that, in certain cases, customers cannot be held liable for, or their liability is limited with respect to, charges to the credit-card account that were the result of an unauthorized use of the credit card. No assurance can be given that certain of the receivables were not established as a result of unauthorized use of a credit card and that accordingly, the amount of such receivables could not be collected by the Company. Pursuant to some agreements under which the Company purchased receivables, the Company is indemnified against certain losses with respect to such receivables regardless of any act or omission on the part of the Company or credit grantor.

Although the Company believes that it is currently in compliance with applicable statutes and regulations, there can be no assurance that the Company will always be able to maintain such compliance. Additional consumer protection laws might be enacted that would impose requirements on the enforcement of and collection on consumer credit card or installment accounts. Any new laws, rules or regulations that might be adopted, as well as existing consumer protection laws, might adversely affect the ability of the Company to collect the receivables. In addition, the failure of the Company to comply with such requirements could adversely affect the Company's ability to collect the receivables. The Company's policy is to respond promptly and fully to inquiries from Federal, State and local regulators in connection with alleged complaints from customers.


Employees

As of March 31, 2000, the Company and its subsidiary had 42 full-time employees. The Company believes that its relations with its employees are good.

                                SUBSEQUENT EVENTS

In February 2001, ARGUS exchanged certain liabilities for 539,732 shares of common stock of the Company. In addition, ARGUS forgave approximately $54,000 of amounts due.

On June 7, 2001, the Company executed a Letter of Intent, which was amended in February 2002, to acquire, through a wholly owned subsidiary, 100% of the common stock of a private company, in the oil and gas industry. On April 22, 2002, the Company executed a definitive Stock Purchase Agreement, the closing of which is subject to several conditions. Should the transaction be completed under its currently contemplated form and conditions, the Company's present business operations will be sold to an entity controlled by the Company's principal creditor and majority stockholder, ARGUS, since such operations would not be compatible with the operations of the acquired company. The sale transaction, which will be subject to a fair market valuation to be conducted by an independent third party, is anticipated to result in a gain to the Company, based on preliminary book values of the assets to be sold and the liabilities to be assumed by ARGUS. In addition, the Company will amend its Certificate of Incorporation to effect a one-for-three reverse stock split and a name change immediately after the completion of the acquisition. ARGUS, the holder of over 68% of the presently common stock currently outstanding, has indicated its intent to vote in favor of the Company's transactions.

In July 2001, the Company entered into a four-year Agreement with AFI Capital Corporation ("Capital"), a Nebraska corporation. Pursuant to the agreement, Capital will provide financial, acquisition, and general public company business consulting services. Compensation for such services will be on the successful efforts basis and will consist primarily of the Company's common equity. This acquisition transaction is subject to this Agreement, wherein Capital will be serving as the "Sponsor" of the proposed transaction.


ITEM 2.  DESCRIPTION OF PROPERTY

Real Estate Owned

As of February 18, 1999, AFIM owned fee simple title to a 20,000-square-foot office building and the land located at 5425 Martindale, Shawnee, Kansas (the "Property"). The Property was subject to a first and second mortgage. The 11.75% first mortgage had a principal balance due on March 31, 1998 of $717,000 with accrued interest. The due date was extended until March 31, 1999. In the fourth quarter of fiscal 1996, a second mortgage of $350,000, due March 31, 1998, was placed on the Property. This due date was also extended. During the fiscal 1997 and 1998, $200,000 of the second mortgage was repaid from the sale of servicing rights.

On February 19, 1999, pursuant to the Plan of Reorganization, ARGUS purchased the Property for $1,030,000. Argus also released the second mortgage it held against the building. The proceeds were used to satisfy the first mortgage and creditor claims.


Investment Policies

The only real estate the Company uses consists of the office building and land described above. The Company has not adopted any policies that would limit the number or amount of mortgages which may be placed on any piece of property owned by the Company. The Company currently has no plans to purchase or invest in real estate. The Company has no limitations with respect to the percentage of assets of the Company which may be invested in any one investment or type of investment. Any investment policy of the Company may be changed without a vote of security holders.


Investments in Real Estate Mortgages

During fiscal 2000, the Company did not invest in any real estate mortgages.


Securities of or Interests in Persons Engaged Primarily in Real Estate
Activities

During fiscal 2000, the Company did not invest in securities of or interests in persons engaged primarily in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS

The Company was involved in several lawsuits initiated by lenders as a result of the Company's inability to make required payments on its obligations. Upon the Company's discharge from bankruptcy on February 19, 1999, all litigation was dismissed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2000, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock traded on the OTC Pink Sheets under the symbol AVFI. The following table sets forth the high and low prices for the common stock as reported on the Pink Sheets for the four quarters of fiscal years 1999 and 2000. The prices do not include retail mark-ups, markdowns or other fees or commissions, and might not represent actual transactions.

      1999                                         HIGH              LOW
      ----                                        ------            ------

      Quarter Ended June 30, 1998                 $0.06             $0.005
      Quarter Ended September 30, 1998            $0.03             $0.01
      Quarter Ended December 31, 1998             $0.012            $0.012
      Quarter Ended March 31, 1999                $0.012            $0.012


      2000                                             High              Low
      ----                                        ----------------  ---------------

      Quarter Ended June 30, 1999                 $0.75             $0.12
      Quarter Ended September 30, 1999            $0.375            $0.125
      Quarter Ended December 31, 1999             $0.375            $0.012
      Quarter Ended March 31, 2000                No transactions   No transactions

At March 31, 2000, and as of the date of filing this Annual Report, no active market existed for the Company's common stock. On such dates, 524 holders of record held the Company's common stock. The Company estimates that it has approximately 1,200 beneficial shareholders.

Reference is made to PART I, ITEM 1 for a description of the Company's Plan of Reorganization and recapitalization and its effects on the common stock and stockholders of the Company.

At March 31, 2000, and as of the date of filing this Annual Report, the Company had not paid any cash dividends on its common stock. The Company was not subject to any restrictive covenants or agreements which would limit its ability to pay dividends. The Company has no plans to pay cash dividends on its common stock in the near future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

As is described in ITEM 1 hereof, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court on November 13, 1998 and became effective on February 19, 1999. In accordance with American Institute of Certified Public Accountants Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company accounted for the reorganization using fresh-start reporting, whereby all remaining assets and liabilities were adjusted to their fair market values as of February 19, 1999.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, competition, which has continued and will continue to put price pressure on the Company's third-party collection business, the cost and availability of capital to finance the Company's portfolio receivables and overall macroeconomic conditions.


RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 2000

Liquidity and Capital Resources

The Company had a deficit cash balance at March 31, 2000 of $55,056. On February 5, 1999 ARGUS, the Company's majority shareholder, agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit was used to acquire charged-off credit card debt and working capital requirements. During the year ended March 31, 2000, the maximum was reached under the line of credit, and ARGUS converted such amount to common stock and entered into a series of 7% demand secured notes with the Company. The balance due under the secured notes at March 31, 2000 was $560,000. During the year ended March 31, 2000, the Company paid $38,203 of accrued interest and paid off the $875,000 line of credit through the exercise by ARGUS of an option to acquire 1,826,405 shares of common stock.

As of March 31, 2000, the Company's total assets were $1,139,576, and stockholders' equity was $112,516. During the year, the Company acquired approximately $15,000,000 of finance receivables for its own account for a cost of $604,853. Funding was provided by ARGUS.

ARGUS has agreed to provide funding as and when required by the Company to meet its cash flow requirements through two lines of credit totaling $1,040,000. As of March 31, 2002, ARGUS and its related entities, through direct loans or guarantees, had provided in excess of $1,000,000 in credit with an outstanding balance of approximately $815,000 of direct loans. As of the date of the filing of this 10-KSB, the Company estimates that it will have a deficit cash flow for the fiscal year ending March 31, 2003 of approximately $75,000 and will have a positive cash flow for the fiscal year ending March 31, 2004.


Operations

Consolidated operations for the year ended March 31, 2000 resulted in a net loss of $920,984 on collection, servicing and fee gross income of $977,439. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios receivables has been recovered. During the year, the Company recovered $510,200 from its portfolio receivables, of which $338,022 was applied to reduce the carrying value of its finance receivables asset, leaving a portfolio carrying value of $541,291. As of March 31, 2000, the outstanding balance of the receivables portfolio was approximately $18,000,000.

Operating expenses, including general and administrative costs, for the year ended March 31, 2000, were $1,726,299 compared to $198,189 for the prior period. The prior period included results from February 20, 1999 to March 31, 1999. The operating expenses and general and administrative costs for fiscal year 2000 more closely reflect such expenses and costs for a full year of operations commensurate with the volume of business conducted and receivable portfolios acquired.


Factors Affecting Future Results

The Company's ability to generate long-term value for the common stockholders is dependent in part upon future acquisitions of assets which can generate profitable operations, and the ability to obtain financing of such acquisitions from sources other than its majority stockholder at rates that can result in a reasonable return on those acquisition investments. As described earlier under
ITEM 1. SUBSEQUENT EVENTS, the Company entered into a Letter of Intent followed with an agreement in fiscal year 2003 to acquire, through a wholly-owned subsidiary, the stock of a private company in the oil and gas industry which could provide a reasonable return on the investment therein. Funds to effect this transaction would come from outside sources. There is no assurance that the contemplated transaction can be completed. In the event that such transaction is completed, the Company's present business operations would be sold to ARGUS, as these operations would not be compatible with the operations of the Company.


RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 1999

The following discussion of the Company's financial condition as of March 31, 1999 includes results from the period from February 20, 1999 to March 31, 1999. The Company's results of operations should be read in conjunction with the description of events subsequent to March 31, 1999 contained in ITEM 1 hereof.


Liquidity and Capital Resources

The Company's cash and short-term investments at March 31, 1999 totaled $66,437. On February 5, 1999, Argus Investment Group, Inc. ("ARGUS"), the Company's majority shareholder, agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit is being used to acquire charged-off credit card debt and working capital requirements.

As of March 31, 1999, the Company's total assets were $782,566, and stockholders' equity was $120,296. During the period ended March 31, 1999, the Company acquired approximately $4,664,000 of finance receivables for its own account for a cost of $272,315. Funding was provided by the Company's drawing on the line of credit provided by ARGUS.


Operations

Consolidated operating results for fiscal year 1999 include results from February 20, 1999 to March 31, 1999 and reflect a net loss of $171,654. The operating period was limited because the Company did not emerge from its Chapter 11 bankruptcy reorganization until February 19, 1999. Service fee revenue for the period ended March 31, 1999 was $33,653. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. Accordingly, the Company did not recognize any revenue from its portfolio receivables during the period. During the period, the Company recovered $24,644 from its portfolio receivables, all of which was applied to reduce the carrying value of its finance receivables asset, leaving a portfolio carrying value of $274,460. As of March 31, 1999, the remaining outstanding balance of the receivables portfolio was $5,883,144.

Operating expenses for the period ended March 31,1999 were $198,189. During the period the Company expensed and wrote down $49,511 of receivables acquired in the purchase of CFC. The Company incurred approximately $28,143 in legal fees and other professional expenses related to the Company's Bankruptcy Reorganization and the acquisition of CFC.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other intangible assets having an indefinite useful life acquired in business combinations completed after June 30, 2001, are no longer subject to amortization to earnings. Effective April 1, 2002, all goodwill and other intangible assets having an indefinite useful life are no longer amortized to earnings. The useful lives of other intangible assets must be reassessed, and the remaining amortization periods must be adjusted accordingly. Goodwill and other intangible assets having an indefinite useful life will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company will adopt the provisions of SFAS 142 on April 1, 2002 and will complete the first step of the two-step impairment test prior to September 30, 2002. Management currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed an impairment charge will not be recorded. The Company's consolidated results of operations will be impacted with the adoption of SFAS 142, when approximately $23,000 in annual amortization will cease.

Also in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of the liability for asset retirement costs be recognized in an entity's balance sheet as both a liability and an increase in the carrying value of such assets in the periods in which such liabilities can be reasonably estimated. It also requires allocation of such asset retirement cost to expense over its useful life. This Statement is effective for fiscal years beginning after June 15, 2002. The Company has not determined the impact of this Statement on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company will implement the provisions of SFAS 144 as required on April 1, 2002. The adoption is not expected to have a material effect on the Company's consolidated financial position or consolidated results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements for the year ended March 31, 2000 and for the period from February 20, 1999 to March 31, 1999 and the period from April 1, 1998 to February 19, 1999 (the Predecessor Company) are presented on the following pages.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                                       AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999

                        REPORT OF INDEPENDENT
                    CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Advanced Financial, Inc.
and Subsidiaries

We have audited the accompanying consolidated balance sheets of Advanced Financial, Inc. (a majority-owned subsidiary of ARGUS Investment Group, Inc.) and Subsidiaries as of March 31, 2000, March 31, 1999 and February 19, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended March 31, 2000, the period from February 20, 1999 to March 31, 1999, and the period from April 1, 1998 to February 19, 1999 (Predecessor Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Financial, Inc. and Subsidiaries as of March 31, 2000 and 1999 and February 19, 1999 and the results of its operations and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the consolidated financial statements, the Company's reorganization plan was confirmed by the United States Bankruptcy Court on November 13, 1998 and became effective on February 19, 1999. In accordance with American Institute of Certified Public Accountants Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company was required to account for the reorganization using fresh-start reporting, whereby all remaining assets and liabilities were adjusted to their estimated fair values. Accordingly, all consolidated financial statements prior to February 19, 1999 are not comparable to the consolidated financial statements for periods after the implementation of fresh-start reporting.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note N, the Company has incurred substantial losses from operations and has experienced consistent liquidity issues since reorganization in 1999; these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP
----------------------
Kansas City, Missouri
May 14, 2002

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                                PREDECESSOR
                                                                                                                  COMPANY
                                                                                                                ------------
                                                                      MARCH 31,             MARCH 31,           FEBRUARY 19,
                                                                        2000                   1999                 1999
                                                                      -----------           ---------           ------------

                            ASSETS

Cash                                                                  $         -           $  66,437           $    418,725
Collection fees receivable, net of allowance for doubtful
 accounts of $0 and $49,511 at March 31, 2000 and 1999,
 respectively                                                             101,935              34,942                 28,071
Finance receivables (notes A3 and E)                                      541,291             274,460                 26,789
Property, furniture and equipment, net (notes A4, F, G, and J)            214,532             125,262                131,202
Customer lists, net of amortization of $32,708 and $1,682 at
 March 31, 2000 and 1999, respectively (notes A8 and D)                   274,069             267,556                269,238
Other                                                                       7,749              13,909                 20,664
                                                                      -----------           ---------           ------------
    Total assets                                                      $ 1,139,576           $ 782,566           $    894,689
                                                                      ===========           =========           ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses                               $   324,343           $ 199,227           $    238,187
  Checks issued in excess of cash balances                                 55,056                   -                      -
  Notes payable (note F)                                                  560,000             356,000                256,000
  Capitalized lease obligations (note G)                                   87,661             107,043                108,552
                                                                      -----------           ---------           ------------
    Total liabilities                                                   1,027,060             662,270                602,739
                                                                      -----------           ---------           ------------


STOCKHOLDERS' EQUITY (notes B, C and H)
  Preferred stock, Series B, $.005 par value; 1,000,000
   shares authorized; none issued and outstanding
   Common stock, $.001 par value; 10,000,000 shares
   authorized, 5,326,405, 3,328,840 and 3,328,840 shares
   issued and outstanding at March 31, 2000,  March 31,
   1999, and February 19, 1999, respectively                                5,326               3,329                  3,329
  Paid-in capital                                                       1,199,828             288,621                288,621
  Accumulated deficit                                                  (1,092,638)           (171,654)                     -
                                                                      -----------           ---------           ------------
    Total stockholders' equity                                            112,516             120,296                291,950
                                                                      -----------           ---------           ------------

                                                                      -----------           ---------           ------------
                                                                      $ 1,139,576           $ 782,566           $    894,689
                                                                      ===========           =========           ============

        The accompanying notes are an integral part of these statements.

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          PREDECESSOR
                                                                                            COMPANY
                                                                                        ----------------
                                                                      PERIOD FROM         PERIOD FROM
                                                  YEAR ENDED       FEBRUARY 20, 1999    APRIL 1, 1998 TO
                                                MARCH 31, 2000     TO MARCH 31, 1999    FEBRUARY 19,1999
                                                --------------     -----------------    ----------------

REVENUES
  Collection, servicing and other fees          $  948,198         $   33,653           $   25,343
  Interest                                             668              3,101                3,316
  Other                                             28,573                148              193,694
                                                ----------         ----------           ----------
    Total revenues                                 977,439             36,902              222,353
                                                ----------         ----------           ----------
EXPENSES
  Operating expenses, including general and
   administrative costs                          1,726,299            198,189              496,495
  Interest                                          67,399              2,745              106,787
  Depreciation and amortization                     59,655              7,622               22,660
  Impairment of intangible asets (note A8)          45,070                  -                    -
                                                ----------         ----------           ----------
    Total expenses                               1,898,423            208,556              625,942
                                                ----------         ----------           ----------
Loss before extraordinary item                    (920,984)          (171,654)            (403,589)

Extraordinary item: Gain on discharge
 of prepetition liabilities (notes B and C)              -                  -            3,727,639
                                                ----------         ----------           ----------
NET INCOME (LOSS)                               $ (920,984)        $ (171,654)          $3,324,050
                                                ==========         ==========           ==========

Weighted-average shares outstanding              3,820,144          3,328,840
                                                ==========         ==========

Loss per common share (note A6)                 $    (0.24)        $    (0.05)
                                                ==========         ==========

        The accompanying notes are an integral part of these statements.

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                               Preferred      Common      Paid-in      Accumulated      Treasury
                                                 stock         stock      Capital         deficit         stock           Total
                                               ---------      -------   ------------   ------------     ---------      -----------
Balance, March 31, 1998                          $ 1,815      $ 5,836   $  9,959,840   $(12,917,163)    $(441,345)     $(3,391,017)

Net income for the period from
 April 1, 1998 to February 19, 1999                    -            -              -      3,324,050             -        3,324,050

Fresh-start reporting adjustments
 (note C)                                         (1,815)      (5,836)   (10,011,210)     9,593,113       441,345           15,597

Issuance of new common stock
 under reorganization (3,000,000 shares)               -        3,000         (3,000)             -             -                -

Common stock issued in acquisition of
 Cannon Financial Company (note D)
  (328,840 shares)                                     -          329        342,991              -             -          343,320
                                                 -------      -------   ------------   ------------     ---------      -----------
Balance, February 19, 1999                             -        3,329        288,621              -             -          291,950

Net loss for the period from
 February 20, 1999 to March 31, 1999                   -            -              -       (171,654)            -         (171,654)
                                                 -------      -------   ------------   ------------     ---------      -----------
Balance, March 31, 1999                                -        3,329        288,621       (171,654)            -          120,296

Net loss for year ended
 March 31, 2000                                        -            -              -       (920,984)            -         (920,984)

Additional common stock issued
 for acquisition of Cannon
 Financial Company (note D)
 (171,160 shares)                                      -          171           (171)             -             -                -

Exercise of option for 1,826,405
 shares and conversion of note
 payable                                               -        1,826        911,378              -             -          913,204
                                                 -------      -------   ------------   ------------     ---------      -----------
Balance, March 31, 2000                          $     -      $ 5,326   $  1,199,828   $ (1,092,638)    $       -      $   112,516
                                                 =======      =======   ============   ============     =========      ===========

         The accompanying notes are an integral part of this statement.

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            PREDECESSOR
                                                                                                              COMPANY
                                                                                                          ----------------
                                                                                     PERIOD FROM            PERIOD FROM
                                                                YEAR ENDED        FEBRUARY 20, 1999       APRIL 1, 1998 TO
                                                               MARCH 31, 2000     TO MARCH 31, 1999       FEBRUARY 19,1999
                                                               --------------     -----------------       ----------------

Cash flows from operating activities:
  Net income (loss)                                               $  (920,984)            $(171,654)           $ 3,324,050
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                      59,655                 7,622                 22,660
    Gain on sale of mortgage loans held for sale                            -                     -                (25,343)
    Gain on discharge of prepetition liabilities                            -                     -             (3,727,639)
    Loss on disposal of property and equipment                              -                     -                108,154
    Interest paid in stock                                             38,204                     -                      -
    Impairment of intangible assets                                    45,070                     -                      -
    Changes in assets and liabilities
      Collection fees receivable                                      (66,993)               (6,871)                     -
      Other assets                                                      6,160                 6,755                195,117
      Accounts payable and accrued expenses                           125,116               (38,960)               173,680
                                                                  -----------             ---------            -----------
        Net cash provided by (used in) operating activities          (713,772)             (203,108)                70,679
                                                                  -----------             ---------            -----------
Cash flows from operating activities:
  Collections applied to finance receivables                          338,022                24,644                      -
  Acquisitions of finance receivables                                (604,853)             (272,315)                     -
  Acquisitions of furniture and equipment                             (28,662)                    -                      -
  Acquisition of AIH Services, Inc, allocated to
    Furniture and equipment                                          (100,000)                    -                      -
    Customer lists                                                    (71,846)                    -                      -
  Acquisition of Cannon Financial Company                                   -                     -                 17,527
  Proceeds from disposition of property and equipment                       -                     -                939,739
                                                                  -----------             ---------            -----------
        Net cash provided by (used in) investing activities          (467,339)             (247,671)               957,266
                                                                  -----------             ---------            -----------
Cash flows from operating activities:
  Change in revolving borrowings, net                                       -               100,000                256,000
  Change in checks issued in excess of cash balances                   55,056                     -                      -
  Proceeds from notes payable                                       1,079,000                     -                      -
  Principal payments on notes payable                                       -                     -               (939,576)
  Payments on capitalized lease obligations                           (19,382)               (1,509)                     -
  Issuance of common stock                                                  -                     -                 15,597
                                                                  -----------             ---------            -----------
        Net cash provided by (used in) financing activities         1,114,674                98,491               (667,979)
                                                                  -----------             ---------            -----------
Net increase (decrease) in cash                                       (66,437)             (352,288)               359,966
Cash, beginning of period                                              66,437               418,725                 58,759
                                                                  -----------             ---------            -----------
Cash, end of period                                               $         -             $  66,437            $   418,725
                                                                  ===========             =========            ===========

Supplementary disclosures of cash flow information
  Cash paid for interest                                          $    29,195             $     789            $   113,454

Supplementary disclosures of noncash financing and investing activities
  Conversion of note to common stock and exercise of option       $   875,000                     -                      -

        The accompanying notes are an integral part of these statements.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.


1.   Basis of Presentation

On November 7, 1997, Advanced Financial, Inc., the Company's predecessor corporation (the Predecessor Company), filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On November 13, 1998 (the Confirmation
Date), a formal confirmation order by the U.S. Bankruptcy Court for the District of Kansas with respect to the Company's plan of reorganization (the Plan) was confirmed. All material conditions precedent to the Plan becoming binding were resolved on February 19, 1999. At that time, the Company effectively emerged from bankruptcy and its debtor-in-possession status, subject only to compliance with the terms of the Plan (see Note B).


2.   Organization and Principles of Consolidation

Advanced Financial, Inc. (the Company) owns 100% of AFI Mortgage Corp. (AFI), a mortgage lender with no current operations. Subsequent to March 31, 2000, AFI changed its name to Allen Drilling Acquisition Company. See Note M. On February 19, 1999, the Company acquired Cannon Financial Company (Cannon). Cannon collects debts for others for a fee and purchases charged-off credit card debt to collect at a profit from debtors located throughout the United States. On November 15, 1999, pursuant to an Asset Purchase Agreement between AIH Services, Inc. and Cannon, Cannon acquired certain assets for use in the operation and conduct of the businesses of AIH Services, Inc. known as AIH Receivable Management Services and AIH Early Recovery Systems. AIH Services, Inc. is engaged in the business of collecting nonperforming receivables on behalf of third parties. Cannon and AIH Services, Inc. combined operating assets and operations, and Cannon changed its name to AIH Receivable Management Services, Inc. ("AIH"), effective December 1, 1999.

The consolidated financial statements include the accounts of the Company, AFI, and, since acquisition, AIH. All significant inter-company accounts and transactions have been eliminated.


3.   Finance Receivables

The Company accounts for its investment in finance receivables under the guidance of the American Institute of Certified Public Accountants Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans (PB6), using unique and exclusive static pools. The pools are established with underlying accounts having similar attributes, based on acquisition timing and seller. Once a static pool is established, the accounts in the pool are not changed. Each pool is initially recorded at cost. Until it is determined that the amount and timing of collections can be reasonably estimated and collection is probable, PB6 requires the receivable to be accounted for under the cost-recovery method. All of the Company's pools are accounted for under the cost-recovery method.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


3.   Finance Receivables - Continued

Application of the cost-recovery method requires that any amounts received be applied first against the recorded amount of the pool; when that amount has been reduced to zero, any additional amounts received are recognized as income. The discount between the cost of each pool of receivables purchased and the contractual receivable of the accounts in the pool is not recorded, since the Company expects to collect a relatively small percentage of each pool's contractual receivable balance.


4.   Property, Furniture and Equipment

Property, furniture and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets; the lives have been determined by management to be five years.


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


6.   Loss Per Common Share

Loss per common share is based on the weighted-average number of common shares outstanding during the periods presented. Because the effect of the inclusion of stock options and warrants is antidilutive, diluted per-share information is not presented.

Earnings per share for the period from April 1, 1998 to February 19, 1999 are not meaningful and subsequent period per share amounts are not comparable to the period from February 20, 1999 to March 31, 1999, due to reorganization and revaluation entries and the cancellation of all Predecessor Company stock and the issuance of new stock for the Company.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7.   Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).


8.   Customer Lists

Intangible assets consist of customer lists obtained in acquisitions and are being amortized over 15 years.

During the year ended March 31, 2000, the Company estimated that the value and future benefits of certain of these customer lists, based on discounted cash flows, indicated the unamortized cost should be reduced. Accordingly, an impairment charge of $45,070 was recorded.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other intangible assets having an indefinite useful life acquired in business combinations completed after June 30, 2001, are no longer subject to amortization to earnings. Effective April 1, 2002, all goodwill and other intangible assets having an indefinite useful life are no longer amortized to earnings. The useful lives of other intangible assets must be reassessed, and the remaining amortization periods must be adjusted accordingly. Goodwill and other intangible assets having an indefinite useful life will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company will adopt the provisions of SFAS 142 on April 1, 2002 and will complete the first step of the two-step impairment test prior to September 30, 2002. Management currently does not expect to record any further impairment charges upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed an impairment charge will not be recorded. The Company's consolidated results of operations will be impacted with the adoption of SFAS 142, when approximately $23,000 in annual amortization will cease.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

8.   Customer Lists - Continued

Also in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of the liability for asset retirement costs be recognized in an entity's balance sheet as both a liability and an increase in the carrying value of such assets in the periods in which such liabilities can be reasonably estimated. It also requires allocation of such asset retirement cost to expense over its useful life. This Statement is effective for fiscal years beginning after June 15, 2002. The Company has not determined the impact of this Statement on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company will implement the provisions of SFAS 144 as required on April 1, 2002. The adoption is not expected to have a material effect on the Company's consolidated financial position or consolidated results of operations.


9.   Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


10.  Reclassifications

Certain items in the March 31, 1999 financial statements have been reclassified to conform to the March 31, 2000 presentation.


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

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999


NOTE B - BANKRUPTCY AND REORGANIZATION - CONTINUED

ARGUS Investment Group, Inc. (ARGUS) formerly First Mortgage Investment Co.
(FMIC), a creditor of the Company, released its secured claims against, and acquired certain assets, of the Company in exchange for 1,800,000 shares of common stock of the Company. These shares initially constituted 60% of the 3,000,000 new shares issued as part of the Company's recapitalization and reorganization and an option to acquire an additional 3,000,000 shares at $.50 per share or $1.5 million. ARGUS is controlled by Phillip J. Holtgraves, a member of the Board of Directors of the Company and the father of Charles A. Holtgraves, the Company's President.

The Company issued shares of common stock and warrants and made partial payments to certain other creditors in exchange for a release of their claims. The creditors received 900,000 shares of common stock of the Company. These shares constituted 30% of the 3,000,000 new shares issued as a part of the Company's recapitalization and reorganization. The creditors also received 900,000 warrants allowing each holder to purchase one share of common stock per warrant at a price of $1.25. The warrants are callable by the Company at 130% of the strike price paid and expired on March 31, 2002.

Shares held by preferred and common stockholders of the Predecessor Company were canceled. These common stockholders received 300,000 shares of new common stock of the Company, constituting 10% of the 3,000,000 new shares issued as part of the Company's recapitalization and reorganization.


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

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999

NOTE C - FRESH-START REPORTING - CONTINUED

The Effective Date of the Plan was February 19, 1999, and accordingly, the Company adopted fresh-start reporting as of that date. Adjustments were recorded as of February 19, 1999 to reflect the effects of the consummation of the Plan and to reflect the implementation of fresh-start reporting. Reorganization value generally approximates fair value of the entity before considering liabilities and approximates the amount a buyer would pay for the assets of the entity after the reorganization. The total reorganization value of the Company was $152,000, which consisted principally of cash held by AFI subsequent to the sale of certain assets to ARGUS, but prior to the acquisition of Cannon and does not include any value for the Company's net operating loss carryforwards. The reorganization value was then allocated to the Company's assets and liabilities in conformity with Accounting Principles Board Opinion No. 16, Business Combinations, as specified by SOP 90-7. Income related to the settlement of liabilities subject to the Company's Chapter 11 proceedings is included in the accompanying consolidated statement of operations as an extraordinary gain on discharge of prepetition liabilities. The gains or losses related to the adjustments of assets and liabilities to fair value are included in reorganization items in the accompanying consolidated statement of operations.

The following table summarizes the adjustments required to record the reorganization of the Company and issuance of securities in connection with the implementation of the Plan. The successor company balance sheet does not include the effects of the acquisition of Cannon discussed in Note D.

                                                     Pre-effective                                                    Successor
                                                         date                                                          company
                                                        balance             Debt          Exchange        Fresh-       balance
                                                         sheet           discharge        of stock         start         sheet
                                                     -------------      -----------     ------------     --------     ----------
Cash                                                  $    401,196      $         -     $          -     $      -       $401,196
Other                                                        1,405                -                -            -          1,405
                                                      ------------      -----------     ------------     --------       --------
                                                      $    402,601      $         -     $          -     $      -       $402,601
                                                      ============      ===========     ============     ========       ========

Accounts payable and accrued expenses                 $    197,971      $         -     $          -     $      -       $197,971
Notes payable                                              256,000                -                -            -        256,000
Liabilities subject to compromise                        3,743,236       (3,727,639)               -      (15,597)             -

Preferred stock                                              1,815                -           (1,815)           -              -
Common stock                                                 5,836                -           (2,836)           -          3,000
Paid-in capital                                          9,959,840                -      (10,029,807)      15,597        (54,370)
Accumulated deficit                                    (13,320,752)       3,727,639        9,593,113            -              -
Treasury stock                                            (441,345)               -          441,345            -              -
                                                      ------------      -----------     ------------     --------       --------
                                                      $    402,601      $         -     $          -     $      -       $402,601
                                                      ============      ===========     ============     ========       ========

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999


NOTE C - FRESH-START REPORTING - CONTINUED

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


NOTE D - ACQUISITIONS OF CANNON AND AIH

On February 19, 1999, the Company acquired 100% of the outstanding capital stock of Cannon. Cannon collects debts for others for a fee and purchases charged-off credit card debt to collect at a profit. The purchase price consisted of the issuance of 328,840 shares of the Company's common stock. However, the final number of shares issued was contingent on the settlement of certain accounts receivable of Cannon, certain net worth tests based on an audit of Cannon, and other matters. Ultimately, 500,000 shares were issued. The acquisition was accounted for using the purchase method of accounting. The excess of purchase price over fair market value of the underlying identifiable net assets of $390,000 was allocated to customer lists based upon estimates of fair values.

The operating results of Cannon have been included in the consolidated statements of operations from the date of acquisition. Pro forma information related to the acquisition of Cannon is not applicable and has not been presented because the acquisition took place on February 19, 1999, which coincides with the beginning of the period from February 20, 1999 to March 31, 1999. Additionally, management has substantially changed the business plan of Cannon from primarily collecting debt for others to being engaged principally in collecting charged-off credit card debt it has purchased.

On November 15, 1999 Cannon purchased certain assets of AIH Services, Inc. Cannon paid a negotiated purchase price of $210,000, less cash received of $38,154, which purchase price was paid in three noninterest-bearing installments during the year ended March 31, 2000. The funds used to purchase the AIH assets were loaned to Cannon by ARGUS. The assets included principally furniture, equipment, and customer lists. Based on management's estimate of relative fair market values, $100,000 of the purchase price was allocated to furniture and equipment; the remainder was allocated to customer lists.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999


NOTE E - FINANCE RECEIVABLES

AIH purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables.

                                                                             Period from            Period from
                                                       Year ended            February 20,          April 1, 1998
                                                        March 31,               1999 to           to February 19,
                                                          2000              March 31, 1999             1999
                                                       -----------          ----- --------        ---------------
Balance, beginning of period                           $   274,460            $   26,789              $     -
Purchase of finance receivables                            604,853               272,315               26,789
Collections applied to principal on finance
 receivables                                              (338,022)              (24,644)                   -
                                                       -----------            ----------              -------
Balance, end of period                                 $   541,291            $  274,460              $26,789
                                                       ===========            ==========              =======

Unrecorded discount (unaudited)                        $17,960,000            $5,883,144          Unavailable
                                                       ===========            ==========

To the extent that the carrying amount of a pool of receivables exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of March 31, 2000 and 1999, no provision for loss has been recorded.


NOTE F - NOTES PAYABLE

The following summarizes the Company's notes payable:

                                                                    March 31,          March 31,         February 19,
                                                                       2000               1999               1999
                                                                    ---------          ---------        -------------
Unsecured borrowings under a $875,000
 line of credit from ARGUS, interest
 at 7%, due February 2004                                           $      -           $350,000           $250,000
Unsecured borrowings under a $10,000
 line of credit from ARGUS, interest
 at 6%                                                                     -              6,000              6,000
Notes payable to ARGUS, interest at prime, due on demand,
 secured by substantially all of the Company's assets                560,000                  -                  -
                                                                    --------           --------           --------
                                                                    $560,000           $356,000           $256,000
                                                                    ========           ========           ========

See Note M.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999


NOTE G - LEASES

The Company leased its land and building to ARGUS through February 19, 1999 for $12,375 per month, at which time the land and building were purchased by ARGUS.

The Company leases its office space from its majority shareholder, ARGUS, under an operating lease at a lease cost of $8,800 per month through February 1, 2002.

The Company leases equipment under a capital lease for a period of five years.

Property recorded under the capital lease had an original cost of $121,311 and a net book value of $82,968 at March 31, 2000.

Operating lease expense was approximately $54,598 for the year ended March 31, 2000, $4,000 from February 20, 1999 to March 31, 1999 and $0 from April 1998 to February 19, 1999.

The following is a schedule of future minimum rental payments required under the above leases as of March 31, 2000:


                Year ending                Capital           Operating
                 March 31,                  lease              lease
                -----------                --------          ---------
                   2001                    $ 32,754          $105,600
                   2002                      32,754            96,800
                   2003                      32,754                 -
                   2004                      10,918                 -
                                           --------          --------
Future minimum lease payments               109,180          $202,400
                                                             =========
Amounts representing interest                21,519
                                           --------
Present value of net minimum lease
 payments                                  $ 87,661
                                           ========


NOTE H - STOCK OPTIONS

On February 19, 1999, the Company issued options to purchase 50,000 shares of common stock at $0.50 per share to a nonemployee for service provided in connection with the acquisition of Cannon. The options are immediately exercisable and will expire ten years from the date of issuance.

Options to purchase 299,999 shares of the Company's common stock have been issued to an officer of the Company. One hundred forty-nine thousand nine hundred ninety-nine (149,999) of the options were issued on November 13, 1998 and are exercisable at $0.25 per share on or after November 13, 2000 through the expiration date of November 13, 2010. If the Company's common stock has attained and maintained bid prices of $1, $2, $3, and $4 for twenty consecutive trading days, respectively, one-fourth (37,500) of the options will become exercisable.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999


NOTE H - STOCK OPTIONS - CONTINUED

One hundred fifty thousand (150,000) of the options were issued February 19, 1999 and are exercisable at $0.25 on or after February 19, 2001 (if the officer is employed by the Company on that date) through the expiration date of February 19, 2011. Seventy-five thousand (75,000) of the options can be exercised only when the Company's common stock has attained and maintained a bid price of $1 or more for 20 consecutive days. The other 75,000 options can be exercised only when the Company's common stock has attained and maintained a bid price of $2 or more for 20 consecutive days.

In January 2001, in connection with the resignation of the officer, the terms of the option were revised, resulting in an immediate vesting of all options and a fixed exercise price of $.25 per share exercisable through February 19, 2011.

On February 1, 2000, the Company issued options to purchase 5,000 shares of the Company's common stock at $0.50 per share to a key employee of the Company. The options are exercisable on or after July 1, 2000 and will expire ten years from the date of issuance. These options were forfeited on August 31, 2000, when the employee left the Company.

The stock options are accounted for under APB 25 and related interpretations. No compensation cost has been recognized for the options.

Had compensation cost for the options been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, and to reflect the changes in January 2001, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below for the year ended March 31, 2000 and for the period from February 20, 1999 to March 31, 1999.

                                                                    2000               1999
                                                                 -----------------------------
Net loss                                      As reported        $(920,984)         $(171,654)
                                                Pro forma        $(930,378)         $(191,576)

Loss per common share                         As reported           $(0.24)            $(0.05)
                                                Pro forma           $(0.24)            $(0.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for 2000: dividend yield of 0.0%; expected volatility of 315.0%; risk-free interest rates of an average of 5.31% and expected average lives of 10.1 years and for 1999: dividend yield of 0.0%; expected volatility of 289.1%; risk-free interest rates of 5.54%; and expected lives of 11.1 years.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999


NOTE H - STOCK OPTIONS - CONTINUED

The following summary sets forth the activity under the Plan:

                                                                    Options                      Options
                                                                  exercisable                  exercisable
                                                                    at $.50                      at $.25
                                                           --------------------------   --------------------------
                                                                            Vested on                    Vested on
                                                           Time vesting      grant      Time vesting        grant           Total
                                                           ------------     ---------   ------------     ----------         -----
Outstanding at March 31, 1998                                        -              -              -              -              -
  Granted from April 1, 1998 to February 19, 1999                    -         50,000        150,000        149,999        349,999
  Canceled from April 1, 1998 to February 19, 1999                   -              -              -              -              -
  Exercised from April 1, 1998 to February 19, 1999                  -              -              -              -              -
                                                                 -----         ------        -------        -------        -------

Outstanding at February 19, 1999                                     -         50,000        150,000        149,999        349,999
  Granted from February 20, 1999 to March 31, 1999                   -              -              -              -              -
  Canceled from February 20, 1999 to March 31, 1999                  -              -              -              -              -
  Exercised from February 20, 1999 to March 31, 1999                 -              -              -              -              -
                                                                 -----         ------        -------        -------        -------

Outstanding at March 31, 1999                                        -         50,000        150,000        149,999        349,999
  Granted during fiscal year ended March 31, 2000                5,000              -              -              -          5,000
  Canceled during fiscal year ended March 31, 2000                   -              -              -              -              -
  Exercised during fiscal year ended March 31, 2000                  -              -              -              -              -
                                                                 -----         ------        -------        -------        -------
                                                                 5,000         50,000        150,000        149,999        354,999
                                                                 =====         ======        =======        =======        =======

Options vested                                                       -         50,000              -        149,999        199,999
                                                                 =====         ======        =======        =======        =======

The following tables summarize information about options outstanding at March
31,

                                         2000 compensatory stock options
                      ----------------------------------------------------------------------
                              Options outstanding                                        Options exercisable
----------------------------------------------------------------------------     ----------------------------------
                                       Weighted-average
   Range of              Number           remaining         Weighted-average       Number         Weighted-average
exercise prices       outstanding      contractual life     exercise price       exercisable      exercisable price
---------------       -----------      ----------------     ----------------     -----------      -----------------
$0.25 to $0.50          354,999           10.1 years             $0.29             50,000              $0.50


                                         1999 compensatory stock options
                      ----------------------------------------------------------------------
                              Options outstanding                                        Options exercisable
----------------------------------------------------------------------------     ----------------------------------
                                       Weighted-average
   Range of              Number           remaining         Weighted-average       Number         Weighted-average
exercise prices       outstanding      contractual life     exercise price       exercisable      exercisable price
---------------       -----------      ----------------     ----------------     -----------      -----------------
$0.25 to $0.50          349,999           11.1 years             $0.29             50,000              $0.50

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999


NOTE I - INCOME TAXES

The difference between actual income tax expense (benefit) and expected income tax expense at the statutory federal income tax rate (34%) computes as follows:

                                                                         Period from        Period from
                                                                        February 20,         April 1,
                                                        Year ended         1999 to            1998 to
                                                         March 31,        March 31,        February 19,
                                                           2000             1999               1999
                                                        ----------      ------------       ------------
Expected income tax expense (benefit)
 at statutory rate                                      $(313,135)        $(58,362)         $ 1,130,177
State income taxes, net                                   (27,053)          (8,214)             159,056
Change in valuation allowance                             319,570           65,894           (1,145,416)
Other, net                                                 20,618              682             (143,817)
                                                        ---------         --------          -----------
     Actual income tax expense                          $       -         $      -          $         -
                                                        =========         ========          ===========

The following is the tax effect of temporary differences that gave rise to the significant portions of deferred tax assets and liabilities at:

                                                            March 31,          March 31,         February 19,
                                                               2000              1999                1999
                                                           ----------         -----------        ------------
Deferred tax assets:
  Net operating loss carryforward                          $3,714,629         $ 3,375,856          3,309,962
  Allowance for bad debts                                           -              19,203             19,203
                                                           ----------         -----------        -----------
     Total deferred tax assets                              3,714,629           3,395,059          3,329,165
Valuation allowance                                        (3,714,629)         (3,395,059)        (3,329,165)
                                                           ----------         -----------        -----------
     Net deferred tax asset                                $        -         $         -        $         -
                                                           ==========         ===========        ===========

The Company had net operating loss carryforwards of approximately $9,290,000 as of March 31, 2000. These net operating losses will expire in the years ended March 31, 2009 through March 31, 2020.

Total deferred taxes consist primarily of the benefit of the net operating loss carryforward. Management has established a valuation allowance to reduce the total deferred tax asset to $0. As of March 31, 2000, the Company had no recoverable income taxes that had been paid previously.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999


NOTE J - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

                             March 31,     March 31,    February 19,
                               2000          1999          1999
                             ---------     ---------    ------------
Furniture and fixtures       $269,973      $141,311       $141,311
Accumulated depreciation      (55,441)      (16,049)       (10,109)
                             --------      --------       --------
                             $214,532      $125,262       $131,202
                             ========      ========       ========


NOTE K - CONSULTING AGREEMENT

The Company had a consulting agreement with the spouse of a former stockholder of Cannon. The agreement called for monthly payments of $11,500 through February 2004, with additional incentives contingent on the operations of the Company. On November 1, 1999, Cannon terminated the agreement for cause. In an effort to settle the termination of the agreement, on January 25, 2000, the Company paid $160,000 to settle the matter.


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement No. 107, Disclosure About Fair Value of Financial Instruments, and Financial Accounting Standards Board Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, require that the Company to disclose estimated fair values for its financial instruments. Fair value estimates have been made as of March 31, 2000 based on the current economic conditions, risk characteristics of the various financial instruments and other subjective factors.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash: The carrying amounts approximate fair value.

Finance receivables: The Company records finance receivables at cost, which is discounted from the actual principal balance. This cost is reduced as collections are made. The carrying value of finance receivables approximated fair value at March 31, 2000 and 1999.

Notes payable: The fair values of the notes payable are estimated based on discounted values of contractual cash flows using rates currently available for similar loan types.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 1999 AND FEBRUARY 19, 1999


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair value and carrying value of the Company's financial instruments were as follows at March 31,

                                             2000                                       1999
                             ----------------------------------        -----------------------------------
                             Carrying value          Fair value        Carrying value           Fair value
                             --------------          ----------        --------------          -----------
Financial assets
  Cash (overdrafts)             $(55,056)             $(55,056)           $ 66,437              $ 66,437
  Finance receivable             541,291               541,291             274,460               274,460
Financial liabilities
  Notes payable                  560,000               560,000             356,000               356,000


NOTE M - SUBSEQUENT EVENTS

On February 8, 2001, ARGUS provided the Company an additional $480,000 line of credit with interest at prime, due on demand.

On June 7, 2001, the Company executed a Letter of Intent to acquire, through a wholly owned subsidiary, 100% of the common stock of a private company, in the oil and gas industry. Consummation of this transaction is subject to, among other things, the negotiation, preparation and execution of a definitive agreement, the execution of which is subject to the approval of the Board of Directors, and if necessary of the stockholders. There is no assurance that the contemplated transaction can be completed. Should the transaction be completed under its currently contemplated form and conditions, the Company's present business operations would be sold to an entity controlled by the Company's principal creditor and majority stockholder, ARGUS, as these operations would not be compatible with the operations of the acquired company. The sale transaction, which will be subject to a fair market valuation to be conducted by an independent third party, is anticipated to result in a small gain to the Company, based on preliminary book values of the assets to be sold and the liabilities to be assumed by ARGUS. In addition, the Company would amend its Certificate of Incorporation to effect a one-for-three reverse stock split and a name change immediately after the completion of the acquisition. ARGUS, the holder of over 68% of the currently outstanding common stock of the Company has indicated its intent to vote in favor of these transactions.

In July 2001, the Company entered into a four-year agreement with AFI Capital Corporation ("Capital"), a Nebraska corporation. Pursuant to the agreement, Capital will provide financial, acquisition and general public company business consulting services. Compensation for such services is on a successful-efforts basis and will consist primarily of the Company's common equity. The proposed acquisition transaction discussed in the previous paragraph is subject to this agreement, wherein Capital will be compensated for the successful completion of the acquisition.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              MARCH 31, 2000, MARCH 31, 2001 AND FEBRUARY 19, 2001


NOTE N - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Company is unable to continue as a going concern. As a result of continued poor operating performance and the Company's inability to obtain financing from sources other than its majority stockholder as described in Note F, such matters are subject to significant uncertainty. The Company intends to enter the oil and gas industry through an acquisition, as described in Note M. Management believes this industry and the entity to be acquired will bring substantial profits and capital to sustain future growth and operations.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.

As of March 31, 2000, the following persons served as directors and executive officers of the Company.

         NAME                                           AGE                       POSITION
         ----                                           ---                       --------
Charles A. Holtgraves                                    34            Chairman/ President/Treasurer/
                                                                       Director
William B. Morris                                        41            Sr. Vice President/Secretary/
                                                                       Director
Phillip J. Holtgraves                                    74            Director

CHARLES A. HOLTGRAVES. From November 1998 to the present, Mr. Holtgraves has been Chairman, President, Treasurer and Director of the Company and Chairman, Treasurer and Director of the Company's subsidiary, AIH since February 1999. Mr. Holtgraves is the President of ARGUS Investment Group, Inc. ("ARGUS"), a family-owned corporation involved in venture capital lending and financing. Mr. Holtgraves was the Chief Financial Officer and Vice President of First Mortgage Investment Co., a full-service mortgage banking operation, which he co-founded in 1988 until its sale of assets in August 1998. Mr. Holtgraves has been an officer and director of Gateway Energy Corporation, a publicly traded natural gas company, since 1988. Mr. Holtgraves graduated from McPherson College in 1988 with a dual degree in Finance and Accounting. Charles Holtgraves is the son of Philip J. Holtgraves.

WILLIAM B. MORRIS. From 1991 to January 31, 2001, Mr. Morris served as Secretary and a Director of the Company. On January 31, 2001, Mr. Morris resigned as an officer and director to pursue other interests. Mr. Morris was the sole officer to continue with the Company after the Company filed for relief under Chapter 11 of the Bankruptcy Code. On October 14, 1997, although Mr. Morris did not stand for re-election at the meeting of shareholders on September 6, 1996, the Board of Directors elected Mr. Morris to fill a Director vacancy for the fiscal year 1998. At that time, the Board of Directors elected Mr. Morris to the office of Chairman. From 1991 to 1996, Mr. Morris was a partner in Lancaster Partners, Shawnee, Kansas. Lancaster provided business consulting and financial services to small- to mid-sized private and public companies. From 1984 to 1989, Mr. Morris was an account executive at the investment-banking firm of Stuart James & Company, in Denver, Colorado. From 1983 to 1984, he was an account executive at the venture capital brokerage firm R.B. Marich, Inc. in Denver, Colorado.

PHILIP J. HOLTGRAVES. From November 1998 to the present, Mr. Holtgraves has been a Director of the Company. Mr. Holtgraves is the Chairman of ARGUS, a family-owned corporation involved in venture capital lending and financing. Mr. Holtgraves was the principal owner of First Mortgage Investment Co., a full-service mortgage banking operation, which he co-founded in 1988. Mr. Holtgraves was President and Chief Operating Officer of Missouri Valley Investment Co. from 1954 through 1987, becoming the sole shareholder in 1965. Mr. Holtgraves sold Missouri Valley Investment Co. in 1987 to a Texas Savings Association. From 1950 to 1954, Mr. Holtgraves was employed by the Mid Continent regional office of Prudential Insurance Co. in Kansas City. In addition, Mr. Holtgraves was the principal owner and President of Construction Materials Inc., a chain lumber dealer in eastern Kansas. He sold his interest in the operation in 1976. Mr. Holtgraves was admitted to the Missouri Bar Association in 1951 and practiced law in the Kansas City area until 1952. Mr. Holtgraves has served on the Board of Directors of several banks, including First National Bank of Chanute and Mark Twain Plaza Bank in Kansas City. Mr. Holtgraves was an agent for Rail Road Savings & Loan in the Olathe, Kansas area for over twenty-five years. Mr. Holtgraves also holds a Missouri Real Estate Broker's License. He is the father of Charles A. Holtgraves.


Section 16(a) Beneficial Ownership Reporting Compliance

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2000, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% beneficial owners were complied with.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by the Company to the Chief Executive Officer in the 1998, 1999, and 2000 fiscal years. No executive officer received compensation in excess of $100,000 in any of those fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                                                            -------------------------------------
                                          Annual Compensation(1)(2)           Awards                      Payouts
                                 ----------------------------------------   ----------                    -------
 (a)                (b)             (c)           (d)            (e)           (f)            (g)           (h)            (i)

                                                                Other       Restricted     Securities
Name and                                                        Annual        Stock        Underlying       LTIP         All Other
Principal                                                    Compensation    Award(s)     Options/SARs                Compensation
Position                         Salary ($)    Bonus ($)         ($)           ($)             (#)          ($)            ($)
----------------------------------------------------------------------------------------------------------------------------------
                 Year Ended
William B.       March 3l,
Morris
Secretary           1998         $65,000         -0-             -0-            -0-            -0-          -0-           -0-
And Sr. Vice        1999         $65,000         -0-             -0-            -0-          299,999        -0-           -0-
President           2000         $65,000         -0-             -0-            -0-            -0-          -0-           -0-


Charles A.       Year ended
Holtgraves       March 31,
Chairman            1999         $  -0-          -0-            -0-             -0-        3,000,000(3)     -0-           -0-
of the Board,       2000         $  -0-          -0-            -0-             -0-            -0-          -0-           -0-
President and
Treasurer

(1) Amounts shown set forth all cash compensation earned by each of the named individuals in the years shown.

(2) While the named individuals received perquisites or other personal benefits in the years shown, in accordance with applicable regulations, the values of these benefits are not indicated since they did not exceed, in the aggregate, of the lesser of $25,000 or 25% of the individual's salary and bonus in any one year.

(3) Pursuant to the Company's Plan of Reorganization, these options were issued to ARGUS Investment Group, Inc. Charles A. Holtgraves is President of ARGUS. Certain of these options were exercised on December 30, 1999. The balance of the options expired on February 19, 2001. (See ITEM 1:
     "DESCRIPTION OF BUSINESS - SUBSEQUENT EVENTS").


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                      None


                     AGGREGATED OPTIONS/SAR GRANTS EXERCISED
                        IN YEAR THE ENDED MARCH 31, 2000
                   AND OPTIONS/SAR VALUES AS OF MARCH 31, 2000

      (a)                                 (b)               (c)                 (d)                        (e)
                                                                                                   Values of Unexercised
                                                                             Number of                 In-the-Money
                                                                            Unexercised               Options/SARs at
                                         Shares                           Options/SARs at               FY-End ($)
                                       Acquired on          Value      FY-End (#) Exercisable/          Exercisable/
         Name                          Exercise (#)      Realized ($)       Unexercisable             Unexercisable
---------------------------------------------------------------------  -------------------------------------------------
William B. Morris                          -0-           $       -0-         0/299,999                      $-0-
Charles A. Holtgraves(1)                1,826,405        $       -0-       1,173,595/0                      $-0-

(1) These options were issued to ARGUS Investment Group, Inc. On December 31, 1999, options for 1,826,405 shares was exercised. The balance of the options, 1,173,595, expired on February 19, 2001.


COMPENSATION OF DIRECTORS

The Company paid no directors' fees.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The Company has not entered into any employment contract with any executive officer or any other contract with respect to the resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary or resulting from a change in control of the Company or a change in any executive officer's responsibility following a change in control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's common stock as of March 31, 2000: (i) each director; (ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. The percentage of ownership is based on 5,326,405 shares outstanding on March 31, 2000.

                                                   BENEFICIAL OWNERSHIP(1)
BENEFICIAL OWNER                                       NUMBER OF SHARES              PERCENT OF TOTAL
------------------------------------------------------------------------------------------------------
    Charles A. Holtgraves
    5425 Martindale
    Shawnee, KS 66218                                     3,626,405(2)                      68.1%

    William B. Morris
    5425 Martindale
    Shawnee, KS 66218                                       300,348(3)                      00.0%

    Philip J. Holtgraves
    5425 Martindale
    Shawnee, KS 66218                                     3,626,405(4)                      68.1%

    Argus Investment Group, Inc.
    5425 Martindale
    Shawnee KS, 66218                                     3,626,405                         68.1%

    Government National Mortgage Association
    PO Box 875
    Washington, DC 20044                                    826,946(5)                       7.8%

    All executive officers
    and directors as a group (3 persons)                  3,626,754(6)                      68.1%

(1) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2) Includes 3,626,405 shares controlled by ARGUS Investment Group, Inc. ("ARGUS"). Charles A. Holtgraves is the President of ARGUS. ARGUS is 100% owned by the Philip J. Holtgraves Irrevocable Trust DTD 9/20/93. Charles A. Holtgraves is the son of Philip J. Holtgraves.

(3)  Includes 349 shares and an option to purchase 299,999 shares.

(4) Includes 3,626,405 shares controlled by ARGUS. Philip J. Holtgraves is the Chairman of ARGUS.

(5) Includes 413,473 shares and warrants to purchase 413,473 shares. These shares and warrants were issued to the Government National Mortgage Association on February 19, 1999, pursuant to the Company's Plan of Reorganization. These warrants expired in March 2002.

(6)  Includes only shares actually issued and outstanding.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ARGUS Investment Group, Inc. ("ARGUS") formerly known as First Mortgage Investment Co. ("FMIC") is a family-owned corporation involved in venture capital lending and financing. The stock of ARGUS is 100% owned by the Philip J. Holtgraves Irrevocable Trust DTD 9/20/93. Philip J. Holtgraves is the Chairman of ARGUS, a Director of the Company and the father of Charles A. Holtgraves. Charles A. Holtgraves is the President of ARGUS and Chairman, President and Director of the Company.

Reference is made to ITEM 1. DESCRIPTION OF BUSINESS - HISTORY OF THE COMPANY AND SUBSIDIARY AND SUBSEQUENT EVENTS for additional information with respect to this ITEM 12. Such items discuss various related party transactions as a result of the implementation of the February 19, 1999 Plan of Reorganization and recapitalization of the Company.

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS

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

10.5  AFI Capital Agreement, filed herewith.


(b) Reports on Form 8-K

     *    Report dated December 8, 2000 - Item 4.

     *    Report dated July 18, 2001 - Item 4.

Asterisk indicates exhibits and reports on Form 8-K incorporated by reference as indicated; all other exhibits and reports are filed herewith.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED FINANCIAL, INC.
                                          (Registrant)


Dated:   03/05/03                         By: /s/Charles A. Holtgraves
       --        ----                         --------------------------------
                                              Charles A. Holtgraves
                                              Chairman, President, and Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                                  Title                          Date
         ----------                                  -----                          ----


/s/ Charles A. Holtgraves                   Director                               03/05/03
------------------------------------                                            ---        --
Charles A. Holtgraves



/s/ Phillip J. Holtgraves                   Director                               03/05/03
------------------------------------                                            ---        --
Phillip J. Holtgraves

                                  CERTIFICATION


Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

I, Charles A. Holtgraves, Chief Executive Officer of Advanced Financial, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Advanced Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:      03/05/03                         /s/ Charles A. Holtgraves
      -----        -----                    -----------------------------------
                                            Chief Executive Officer

                                  CERTIFICATION


Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

I, Charles A. Holtgraves, Chief Financial Officer of Advanced Financial, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Advanced Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      03/05/03                         /s/ Charles A. Holtgraves
      -----        -----                    -----------------------------------
                                            Chief Financial Officer