Form 10KSB
period 2001-03-31
ADVANCED FINANCIAL INC
filed 2003-03-12
CIK 823314

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the fiscal year ended:                  Commission file number:
           March 31, 2001                                 0-19485

                            ADVANCED FINANCIAL, INC.
                 (Name of small business issuer in its charter)

                DELAWARE                                 84-1069416
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

        5425 MARTINDALE, SHAWNEE, KS                       66218
  (Address of principal executive offices)               (Zip Code)


                    Issuer's telephone number (913) 535-1072

                               -------------------

              Securities registered under Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                          Common Stock $.001 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes       No  X
         -----    -----

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     -----

     Issuer's revenues for the fiscal year ended March 31, 2001 were $1,423,153.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 31, 2001 and as of the date of filing this Annual Report was $1,700.

     State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2001: 5,866,137.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes  X   No
                                                 -----   -----

     Transactional Small Business Disclosure Format Yes      No  X
                                                       -----   -----

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                            PAGE
----                                                                            ----
Part I

     Item 1  - Description of Business                                            3

     Item 2  - Description of Property                                            9

     Item 3  - Legal Proceedings                                                 10

     Item 4  - Submission of Matters to a Vote of Security Holders               10

Part II

     Item 5  - Market for Common Equity and Related Stockholder Matters          11

     Item 6  - Management's Discussion and Analysis or Plan of Operation         11

     Item 7  - Financial Statements                                              14

Part III

     Item 9  - Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) Of the Exchange Act                34

     Item 10 - Executive Compensation                                            35

     Item 11 - Security Ownership of Certain Beneficial Owners
               and Management                                                    37

     Item 12 - Certain Relationships and Related Transactions                    38

Part IV

     Item 13 - Exhibits and Reports                                              39

Signatures                                                                       41

Certifications                                                                   42

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

In April 1997, the Company and its wholly owned subsidiary, AFIM, decided that it would be in the best interests of the Company to temporarily suspend its active mortgage operations. On November 7, 1997, AFIM filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 97-43122. On May 8, 1998, the Company also filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Kansas, Topeka Division, Case No. 98-41228. The two cases were consolidated on July 2, 1998. On November 13, 1998, the United States Bankruptcy Court for the District of Kansas entered an order confirming the First Amended Joint Plan of Reorganization dated January 29, 1998 of the Company and AFIM ("Plan of Reorganization).

Pursuant to the Plan of Reorganization, on February 19, 1999 (the "Effective Date"), the Company completed a recapitalization. On the Effective Date, the authorized common stock was decreased from 25,000,000 shares to 10,000,000 shares of $0.001 par value per share, and the authorized preferred stock was decreased from 10,000,000 shares to 1,000,000 shares of $0.005 par value per share. All 5,836,476 shares of common stock and all 363,000 shares of preferred stock outstanding immediately prior to the Effective Date were canceled, and 3,000,000 shares of new common stock were issued to shareholders of record immediately prior to the Effective Date and to creditors. In addition, warrants to purchase 900,000 shares of common stock, at a warrant exercise price of $1.25 per share, were issued to creditors. The warrants are callable by the Company at 130% of the strike price and expire on March 31, 2002. Of the 3,000,000 new shares of common stock issued in the recapitalization, 300,000 shares were issued to holders of record of the preferred and common stock immediately prior to the Effective Date. Such shareholders received .0546 share of a new common stock for each canceled share of old common stock and old preferred stock. The Company also issued 900,000 shares of new common stock to various creditors of the Company. ARGUS Investment Group, Inc. ("ARGUS"), formerly known as First Mortgage Investment Co. ("FMIC"), a creditor with secured claims against the Company, received 1,800,000 shares of the new common stock and an option to acquire an additional 3,000,000 shares at $.50 per share. In addition, on the Effective Date, ARGUS purchased the land and building owned by AFIM located at 5425 Martindale, Shawnee, Kansas, for a purchase price of $1,030,000. AFIM used the net proceeds to satisfy the claims of creditors in accordance with the Plan of Reorganization. (SEE ITEM 2. DESCRIPTION OF PROPERTY.)

In November 1998, the Company determined that business opportunity existed in the purchasing of delinquent consumer receivables. Effective February 19, 1999, the Company acquired 100% of the outstanding stock of Cannon Financial Company ("CFC"). CFC provides accounts receivable management services to various health care providers, financial institutions and retail firms on a contingency basis. These services include delinquent debt recovery, management of litigation and skip tracing services to locate debtors and assets. CFC was formed in July 1998 to acquire the collection operations of a firm located in Kansas City, MO. The operations acquired by CFC had been in existence for more than 30 years. CFC is using the existing collection operations as a foundation to acquire charged off credit card debt and collect such debt for its own account. The purchase price consisted of the issuance of 328,840 shares of the Company's new common stock. However, the final number of shares issued was contingent on the settlement of certain accounts receivable of CFC, certain net worth tests based on an audit of CFC, and other matters. Ultimately, 500,000 shares were issued, with the balance of the shares issued in the fiscal year ended March 31, 2000.

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

On November 15, 1999, pursuant to an Asset Purchase Agreement between AIH Services, Inc. ("AIH") and CFC, CFC acquired certain assets for use in the operation and conduct of the businesses of AIH known as AIH Receivable Management Services and AIH Early Recovery Services. AIH is engaged in the business of collecting nonperforming receivables on behalf of third parties. CFC paid a negotiated purchase price of Two Hundred Ten Thousand Dollars ($210,000), of which One Hundred Five Thousand Dollars ($105,000) was paid on November 15, 1999, Fifty-Two Thousand Five Hundred Dollars ($52,500) on December 15, 1999, and the remaining Fifty-Two Thousand Five Hundred dollars ($52,500) on March 31, 2000. The funds used to purchase the AIH assets were loaned to CFC from the Registrant's largest shareholder, ARGUS. ARGUS is controlled by Phillip J. Holtgraves, a director of the Registrant. The assets acquired included furniture, fixtures, equipment, client lists, the Flexible Automated Collection System (FACS), trade names and telephone numbers. CFC and AIH consolidated operations, continuing to use these assets. In addition, CFC changed its name to AIH Receivable Management Services, Inc., effective December 1, 1999.

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

During the fiscal year ended March 31, 2001, ARGUS exchanged certain liabilities for 539,732 shares of common stock of the Company.

NATURE OF THE COMPANY'S BUSINESS

Delinquent Debt Recovery

The majority of the Company's revenue is currently derived from the collection of delinquent accounts receivable for its clients. The Company provides its services to clients that include various health care providers, financial institutions and retail firms. The Company's clients are primarily based in the states of Kansas and Missouri, with the majority located in the Kansas City metro area. The Company earns a 25%-50% contingency fee depending on the account's size, age and on the Company's assessment of the collectibility of the accounts placed for collection.

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

The credit card industry has experienced significant growth. During the last ten-year period, this growth rate has been approximately 26% annually, with global credit card charge volume growing to $1.5 trillion. Even though the US market has been saturated, the industry has significant growth prospects in the long term given the increased consumer use of credit cards to pay routine bills as well as the international opportunities especially in Asia, Europe and Latin America. As a result of continued growth prospects for the credit card industry, the volume of charged-off credit card debt will likely continue to escalate.

There was an estimated $560 billion in outstanding credit card balances in 1997, up from $238 billion in 1990. According to industry sources, credit card balances will rise to over $780 billion in 2000. Delinquencies, while holding steady as a percent of outstanding balances, are rising on an absolute basis. The level of charged-off credit card debt in the United States has generated a new high growth industry, that being the collection of such debt. Charged-off credit cards, those cards with balances 180 or more days without a payment, are expected to increase from $31 billion in 1997 to $39 billion in 2000 to $52 billion in 2005. The collection business is fragmented, with about 6,300 companies. Most of these companies are very small. The Small Business Administration has estimated that credit reporting and collections will be the fourth-fastest-growing small business-dominated service industry in the nation by 2005.

In the early 1990s, banks and financial institutions, primarily credit card issuers, changed their approach in the management of charged-off consumer receivables. These banks and financial institutions began to sell charged-off consumer receivable portfolios to delinquent debt recovery firms and investment groups in lieu of third-party replacements. The practice has gained acceptance from the major credit card issuers, so much so that in 1997 approximately 62% of the $31.3 billion in charged-off credit card debt was sold to debt recovery firms. The advantage of selling charged-off debt over maintaining in-house recovery departments and collection agencies is that such firms are not subject to some of the business and credit-related constraints of banks and collection agencies.

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

Portfolio Acquisitions

An active secondary market exists for the purchase of portfolios of charged-off credit card debt. The Company purchases charged-off credit card debt at significant discounts from face value. The age of charged off accounts range from 180 days to 5 years or more. The Company's goal is to target portfolios that are 18 to 30 months past due. In many instances, the portfolios have been sent out once or twice to collection agencies. The Company believes that by the time it acquires the account, the event which might have caused the debtor to default (a divorce, job loss, medical emergency, etc.), might be resolved and that the debtor might be recovering financially. The Company feels it can continue to buy this type of debt for approximately $.04 to $.06 on the dollar. Typically, the market price for "fresher," or recently charged-off debt is approximately $0.08 to $0.10 on the dollar. The Company has purchased portfolios with principal balances of between $167,000 and $9,275,000 with accounts in most states. However, the majority of the Company's current accounts are in the states of Kansas and Missouri.

Portfolios are sold in the secondary market either through a bidding, negotiated, or contractual (forward flow) arrangement. To date, all of the Company's purchases have been negotiated sales.

Collection Process

Once the Company purchases a portfolio, the accounts are entered into its FACS. The portfolio is then screened for deceased and bankrupt customers. If any are found, the relevant accounts are returned to the seller for replacement or refund. The next step is to verify addresses. On those accounts with no known address, job or phone number, a skip trace is performed. At this point, the Company's experienced collection officers work the accounts for collection. The Company's policy is to use a gentler and more pragmatic approach than that followed by most traditional collection agencies. Experience suggests that most debtors have financial trouble because of life-altering changes such as divorce, job loss, or medical emergency. The Company believes that a positive approach is more productive than a confrontational one. Accounts that do not respond to collection efforts are referred for legal action. The Company works closely with various lawyers and law firms that prepare and file the legal actions necessary to obtain a judgment against the debtor. Once a judgment is entered, the Company pursues the judgment.

Systems

The Company uses the FACS produced and maintained by Ontario Systems. The FACS operates on the Unix local area network. The Company's current systems are capable of handling the Company's anticipated growth for the foreseeable future.

Customers

The Company generally has a broad and well-diversified client base that includes hospitals, medical groups, laboratories, convalescent homes, banks and credit unions. Although the Company has several customers and the loss of any one of these customers could have a material adverse effect on the Company's operations, no customer accounted for more than 10% of the

Company's consolidated revenues as of March 31, 2001.

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

Regulation

The Company is regulated by the Fair Debt Collection Practice Act (FDCPA) and the Telephone Consumer Protection Act (TCPA), both of which are enforced by the Federal Trade Commission (FTC). The Company devotes considerable time and effort, through training of personnel and compliance monitoring, to provide ethical, innovative, high-quality accounts receivable management and collection business practices that meet the needs of its clients and comply with the law.

The FDCPA and comparable state statutes establish specific guidelines and procedures debt collectors must follow to communicate with consumer debtors, including the time, place and manner of such communications. It is the Company's policy to comply with the provisions of the FDCPA and comparable statutes in all of its collection activities, although it might not be specifically subject thereto. If the laws apply to some or all of the Company's collection activities, the Company's failure to comply with such laws could have a materially adverse effect on the Company's operations. Federal and state consumer protection and related laws and regulations govern the relationship of a customer and the credit card issuer. Because many of the Company's purchased receivables originate through credit card transactions, certain of the Company's operations are affected by such laws and regulations. Significant laws include the FDCPA, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act and the Electronic Funds Transfer Act (and the Federal Reserve Board's regulations that relate to these Acts), as well as comparable statutes in those states in which the credit grantors are located. State laws may also limit the interest rate and fees that a credit card issuer may impose on its customers. Among other things, the laws and regulations applicable to credit card issuers impose disclosure requirements when a credit card account is advertised, when it is applied for, when it is opened, at the end of monthly billing cycles and at year-end. Federal law requires credit card issuers to disclose to consumers the interest rate, fees, grace periods and balance calculation methods associated with their credit card accounts, among other things. In addition, customers are entitled under current laws to have payments and credits applied to their credit card accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Failure by credit grantors to have complied with applicable statutes, rules and regulations could create customer claims and rights that would reduce or eliminate their obligations under their receivables. This could have a materially adverse effect on the Company's operations. Pursuant to agreements under which the Company purchases receivables, the Company is normally indemnified against losses caused by failure of the credit grantor to have complied with applicable statutes, rules and regulations relating to the receivables before they are sold to the Company.

Certain laws, including the laws described above, limit the Company's ability to collect amounts receivables regardless of any act or omission on the part of the Company. For example, under the federal Fair Credit Billing Act, a credit card issuer is subject to all claims (other than tort claims) and defenses arising out of certain transactions in which a credit card is used if the obligor has made a good-faith attempt to obtain satisfactory resolution of a disagreement or problem relative to the transaction and, except in cases where a specified relationship exists between the person honoring the card and the credit card issuer, the amount of the initial transaction exceeds $50 and the place where the initial transaction occurred was in the same state as the customer's billing address or within 100 miles of that address. As a purchaser of defaulted consumer receivables, the Company may purchase receivables subject to legitimate defenses on the part of the customer. The statutes further provide that, in certain cases, customers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were the result of an unauthorized use of the credit card. No assurance can be given that certain of the receivables were not established as a result of unauthorized use of a credit card, and, accordingly, the amount of such receivables could not be collected by the Company. Pursuant to some agreements under which the Company purchased receivables, the Company is indemnified against certain losses with respect to such receivables regardless of any act or omission on the part of the Company or credit grantor.

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

Employees

As of March 31, 2001, the Company and its subsidiary had 42 full-time employees. The Company believes that its relations with its employees are good.

                                SUBSEQUENT EVENTS

On June 7, 2001, the Company executed a Letter of Intent, which was amended in February 2002, to acquire, through a wholly owned subsidiary, 100% of the common stock of a private company, in the oil and gas industry. On April 22, 2002, the Company executed a definitive Stock Purchase Agreement, the closing of which is subject to several conditions. Should the transaction be completed under its currently contemplated form and conditions, the Company's present business operations will be sold to an entity controlled by the Company's principal creditor and majority stockholder, Argus, since such operations would not be compatible with the operations of the acquired company. The sale transaction, which will be subject to a fair market valuation to be conducted by an independent third party, is anticipated to result in a gain to the Company, based on preliminary book values of the assets to be sold and the liabilities to be assumed by Argus. In addition, the Company will amend its Certificate of Incorporation to effect a one-for-three reverse stock split and a name change immediately after the completion of these transactions of the acquisition. ARGUS, the holder of over 68% of the currently outstanding common stock has indicated its intent to vote in favor of these transactions.

In July 2001, the Company entered into a four-year Agreement with AFI Capital Corporation ("Capital"), a Nebraska corporation. Pursuant to the agreement, Capital will provide financial, acquisition and general public company business consulting services. Compensation for such services will be on a successful efforts basis and will consist primarily of the Company's common equity. This acquisition transaction is subject to this Agreement, wherein Capital is serving as the "Sponsor" of the proposed transaction.


ITEM 2.  DESCRIPTION OF PROPERTY

Real Estate Owned

As of February 18, 1999, AFIM owned fee simple title to a 20,000-square-foot office building and the land located at 5425 Martindale, Shawnee, Kansas (the "Property"). The Property was subject to a first and second mortgage. The 11.75% first mortgage had a principal balance due on March 31, 1998 of $717,000 with accrued interest. The due date was extended until March 31, 1999. In the fourth quarter of fiscal 1996, a second mortgage of $350,000, due March 31, 1998, was placed on the Property. This due date was also extended. During fiscal 1997 and 1998, $200,000 of the second mortgage was repaid from the sale of servicing rights.

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

Investments in Real Estate Mortgages

During fiscal 2001, the Company did not invest in any real estate mortgages.


Securities of or Interests in Persons Engaged Primarily in Real Estate
Activities

During fiscal year 2001, the Company did not invest in securities of or interests in persons engaged primarily in real estate activities.


ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any lawsuits as of March 31, 2001.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2001, either through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's common stock traded on the OTC Pink Sheets under the symbol AVFI. The following table sets forth the high and low prices for the common stock as reported on the Pink Sheets for the four quarters of fiscal 2000 and 2001. The prices do not include retail mark-ups, markdowns, or other fees or commissions, and may not represent actual transactions.

2000                                         High                 Low
----                                    ---------------     ---------------
Quarter ended June 30, 1999                 $ 0.75              $ 0.12
Quarter ended September 30, 1999            $0.375              $0.125
Quarter ended December 31, 1999             $0.375              $0.012
Quarter ended March 31, 2000            No transactions     No transactions

2000                                         High                Low
----                                        ------              ------
Quarter ended June 30, 2000                 $ 0.10              $ 0.10
Quarter ended September 30, 2000            $ 1.25              $ 0.01
Quarter ended December 31, 2000             $ 0.01              $ 0.01
Quarter ended March 31, 2001                $0.001              $0.001

At March 31, 2001, and as of the date of filing this Annual Report, no active market existed for the Company's common stock. On such date, 524 holders of record held the Company's common stock. The Company estimates that it has approximately 1,200 beneficial shareholders.

Reference is made to PART I, ITEM 1 for a description of the Company's Plan of Reorganization and recapitalization and its effects on the common stock and stockholders of the Company.

At March 31, 2001, and as of the date of filing this Annual Report, the Company had not paid any cash dividends on its common stock. The Company was not subject to any restrictive covenants or agreements which would limit its ability to pay dividends. The Company has no plans to pay cash dividends on its common stock in the near future.


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

This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, competition, which has continued and will continue to put price pressure on the Company's third-party collection business, the cost and availability of capital to finance its portfolio receivable, and overall macroeconomic conditions.


RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 2001

Liquidity and Capital Resources

The Company had a deficit cash balance at March 31, 2001 of $23,689. The Company's deficit cash balance and working capital requirements are being funded by ARGUS Investment Group, Inc. ("ARGUS"), the Company's majority shareholder. On February 5, 1999, ARGUS agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit was used to acquire charged-off credit card debt. During the year ended March 31, 2000 the maximum was reached under the line of credit, and Argus converted such amount to common stock and entered into a series of 7% demand secured notes with the Company and advances. The balance due under the secured notes at March 31, 2001 was $560,000, with $205,840 due under the advances.

As of March 31, 2001, the Company's total assets were $742,348, and stockholders' equity was a deficit of $530,272. ARGUS has agreed to provide funding as and when required by the Company to meet its cash flow requirements through two lines of credit totaling $1,040,000. As of March 31, 2002, ARGUS and its related entities, through direct loans or guarantees, had provided in excess of $1,000,000 in credit with an outstanding balance of approximately $815,000 of direct loans. As of the date of the filing of this 10-KSB, the Company estimates that it will have a deficit cash flow for the fiscal year ending March 31, 2003 of approximately $75,000 and will have a positive cash flow for the fiscal year ending March 31, 2004.

Operations

Consolidated operations for the year ended March 31, 2001 resulted in a net loss of $696,761 on collection, servicing and fee gross income of $1,423,153. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the period, the Company recovered $388,155 from its portfolio receivables, of which $285,686 was applied to reduce the carrying value of its finance receivables asset, leaving a portfolio carrying value of $255,605. This amount is represented by 4 of the original 11 portfolios. As of March 31, 2001, the remaining outstanding balance of the receivables portfolio was approximately $15,500,000.

Operating expenses, including general and administrative costs, for the period ended March 31, 2001, were $1,971,540, which was an increase of approximately $250,000 over the prior fiscal year. The increase primarily reflects the payroll costs related to the addition of staff to handle increases in the receivable portfolios toward the end of fiscal year 2000.

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


RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 2000

Liquidity and Capital Resources

The Company had a deficit cash balance at March 31, 2000 of $55,056. On February 5, 1999, ARGUS, the Company's majority shareholder, agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit was used to acquire charged-off credit card debt and working capital requirements. During the year ended March 31, 2000, the maximum was reached under the line of credit, and ARGUS converted such amount to common stock and entered into a series of 7% demand secured notes with the Company. The balance due under the secured notes at March 31, 2000 was $560,000. During the year ended March 31, 2000, the Company paid $38,203 of accrued interest and paid off the $875,000 line of credit through the exercise by ARGUS of an option to acquire 1,826,405 shares of common stock.

As of March 31, 2000, the Company's total assets were $1,139,576, and stockholder's equity was $112,516. During the year, the Company acquired approximately $15,000,000 of finance receivables for its own account for a cost of $604,853. Funding was provided by ARGUS.

Operations

Consolidated operations for the year ended March 31, 2000 resulted in a net loss of $920,984 on collection, servicing and fee gross income of $977,439. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the year, the Company recovered $510,200 from its portfolio receivables, of which $338,022 was applied to reduce the carrying value of its finance receivables asset, leaving a portfolio carrying value of $541,291. As of March 31, 2000, the remaining outstanding balance of the receivables portfolio was approximately $18,000,000.

Operating expenses, including general and administrative costs for the year ended March 31, 2000, were $1,726,299 compared to $198,189 for the prior period. The prior period included results from February 20, 1999 to March 31, 1999. The operating expenses and general and administrative costs for fiscal 2000 more closely reflect such expenses and costs for a full year of operations commensurate with the volume of business conducted.

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

Also in June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which requires that the fair value of the liability for asset retirement costs be recognized in an entity's balance sheet, as both a liability and an increase in the carrying value of such assets, in the periods in which such liabilities can be reasonably estimated. It also requires allocation of such asset retirement cost to expense over its useful life. This Statement is effective for fiscal years beginning after June 15, 2002. The Company has not determined the impact of this Statement on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company will implement the provisions of SFAS 144 as required on January 1, 2002. The adoption is not expected to have a material effect on the Company's consolidated financial position or consolidated results of operations.


ITEM 7. FINANCIAL STATEMENTS

Financial statements for the years ended March 31, 2001 and March 31, 2000 are presented on the following pages.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                                       AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

                             MARCH 31, 2001 AND 2000

                             REPORT OF INDEPENDENT
                                CERTIFIED PUBLIC
                                  ACCOUNTANTS


Board of Directors
Advanced Financial, Inc.
and Subsidiaries


We have audited the accompanying consolidated balance sheets of Advanced Financial, Inc. (a majority-owned subsidiary of ARGUS Investment Group, Inc) and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Financial, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the results of its operations and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As is discussed in Note N, the Company has incurred substantial losses from operations and has experienced consistent liquidity issues since reorganization in 1999; these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP
--------------------------
Kansas City, Missouri
May 14, 2002

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,       MARCH 31,
                                                                             2001             2000
                                                                          -----------     -----------
                     ASSETS
Collection fees receivable (note E)                                       $    72,824     $   101,935
Finance receivables (notes A2, D, AND E)                                      255,605         541,291
Other                                                                          14,676           7,749
Property, furniture and equipment, net (notes A3, E, F, and I)                148,630         214,532
Customer lists, net of amortization of $56,164 and $32,708
 at March 31, 2001 and 2000, respectively (notes A7 and C)                    250,613         274,069
                                                                          -----------     -----------
     Total  Assets                                                        $   742,348     $ 1,139,576
                                                                          ===========     ===========



    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
  Checks issued in excess of cash balances                                $    23,689     $    55,056
  Accounts payable and accrued expenses                                       417,473         324,343
  Accounts payable - related party (note L)                                   205,840               -
  Notes payable (note E)                                                      560,000         560,000
  Capitalized lease obligations (note F)                                       65,618          87,661
                                                                          -----------     -----------
     Total liabilities                                                      1,272,620       1,027,060
                                                                          -----------     -----------
STOCKHOLDERS' EQUITY (DEFICIENCY) (notes B and G)
  Preferred stock, Series B, $.005 par value; 1,000,000
   shares authorized, none issued and outstanding                                   -               -
  Common stock, $.001 par value; 10,000,000 shares
   authorized, 5,866,137 and 5,326,405 shares issued
   and outstanding in 2001 and 2000, respectively                               5,866           5,326
  Paid-in capital                                                           1,253,261       1,199,828
  Accumulated deficit                                                      (1,789,399)     (1,092,638)
                                                                          -----------     -----------
     Total stockholders' equity (deficiency)                                 (530,272)        112,516
                                                                          -----------     -----------

                                                                          -----------     -----------
                                                                          $   742,348     $ 1,139,576
                                                                          ===========     ===========

        The accompanying notes are an integral part of these statements.

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED        YEAR ENDED
                                                MARCH 31, 2001    MARCH 31, 2000
                                                --------------    --------------
REVENUES
  Collection, servicing, and other fees           $1,312,370         $  948,198
  Other                                              109,939             28,573
  Interest                                               844                668
                                                  ----------         ----------
     Total revenues                                1,423,153            977,439
                                                  ----------         ----------

EXPENSES
  Operating expenses, including general and
   administrative costs                            1,971,540          1,726,299
  Interest                                            52,600             67,399
  Depreciation and amortization                       95,774             59,655
  Impairment of intangible assets (note A7)                -             45,070
                                                  ----------         ----------
     Total expenses                                2,119,914          1,898,423
                                                  ----------         ----------
                                                  ----------         ----------
NET LOSS                                          $ (696,761)        $ (920,984)
                                                  ==========         ==========

Weighted-average shares outstanding                5,329,346          3,820,144
                                                  ==========         ==========

Loss per common share (note A5)                   $    (0.13)        $    (0.24)
                                                  ==========         ==========

        The accompanying notes are an integral part of these statements.

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                   Preferred    Common        Paid-in           Accumulated     Treasury
                                     stock      stock         capital             deficit        stock        Total
                                   ---------    ------       ----------         -----------     --------    ---------
Balance, March 31, 1999               $ -       $3,329       $  288,621         $  (171,654)      $ -       $ 120,296

Net loss for the year ended
 March 31, 2000                         -            -                -            (920,984)        -        (920,984)

Additional common stock issued
 (171,160 shares)                       -          171             (171)                  -         -               -

Exercise of option for 1,826,405
 shares of common stock and
 conversion of note payable             -        1,826          911,378                   -         -         913,204
                                      ---       ------       ----------         -----------       ---       ---------
Balance, March 31, 2000                 -        5,326        1,199,828          (1,092,638)        -         112,516

Net loss for year ended
 March 31, 2001                         -            -                -            (696,761)        -        (696,761)
Issuance of common stock for
 operating costs
 (539,732 shares)                       -          540           53,433                   -         -          53,973
                                      ---       ------       ----------         -----------       ---       ---------
Balance, March 31, 2001               $ -       $5,866       $1,253,261         $(1,789,399)      $ -       $(530,272)
                                      ===       ======       ==========         ===========       ===       =========

         The accompanying notes are an integral part of this statement.

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED        YEAR ENDED
                                                                          MARCH 31, 2001    MARCH 31, 2000
                                                                          --------------    --------------
Cash flows from operating activities
  Net loss                                                                   $(696,761)       $ (920,984)
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Depreciation and amortization                                               95,774            59,655
    Interest paid in stock                                                           -            38,204
    Rent paid in stock                                                          53,973                 -
    Impairment of intangible assets                                                  -            45,070
    Changes in assets and liabilities
      Collection fees receivable                                                29,111           (66,993)
      Other assets                                                              (6,927)            6,160
      Accounts payable and accrued expenses                                     93,130           125,116
                                                                             ---------        ----------
        Net cash used in operating activities                                 (431,700)         (713,772)
                                                                             ---------        ----------

Cash flows from investing activities
  Collections applied to finance receivables                                   285,686           338,022
  Acquisitions of finance receivables                                                -          (604,853)
  Acquisitions of property, furniture, and equipment                            (6,416)          (28,662)
  Acquisition of AIH operations allocated to
    Furniture and equipment                                                          -          (100,000)
    Customer lists                                                                   -           (71,846)
                                                                             ---------        ----------
        Net cash provided by (used in) investing activities                    279,270          (467,339)
                                                                             ---------        ----------

Cash flows from financing activities
  Change in checks issued in excess of cash balances                           (31,367)           55,056
  Proceeds from notes payable                                                        -         1,079,000
  Payments on capitalized lease obligations                                    (22,043)          (19,382)
  Advances from related party                                                  205,840                 -
                                                                             ---------        ----------
        Net cash provided by financing activities                              152,430         1,114,674
                                                                             ---------        ----------
Net decrease in cash                                                                 -           (66,437)
Cash, beginning of year                                                              -            66,437
                                                                             ---------        ----------
Cash, end of year                                                                  $ -              $  -
                                                                             =========        ==========
Supplementary disclosures of cash flow information
 Cash paid for interest                                                      $  52,600        $   29,195
Supplemental disclosures of noncash financing and investing activities
 Conversion of notes to common stock and exercise of options                 $       -        $  875,000

        The accompanying notes are an integral part of these statements.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.   Organization and Principles of Consolidation

Advanced Financial, Inc. (the Company) owns 100% of AFI Mortgage Corp. (AFI), a mortgage lender with no current operations and 100% of Cannon Financial Company (Cannon). Subsequent to March 31, 2001, AFI changed its name to Allen Drilling Acquisition Company. See Note M. Cannon collects debts for others for a fee and purchases charged-off credit card debt to collect at a profit from debtors located throughout the United States. On November 15, 1999, pursuant to an Asset Purchase Agreement between AIH Services, Inc. and Cannon, Cannon acquired certain assets for use in the operation and conduct of the businesses of AIH Services, Inc. known as AIH Receivable Management Services and AIH Early Recovery Systems. AIH Receivable Management Services and AIH Early Recovery Systems are engaged in the business of collecting nonperforming receivables on behalf of third parties. Cannon and AIH Services, Inc. combined operating assets and operations, and Cannon changed its name to AIH Receivable Management Services, Inc. (AIH) effective December 1, 1999.

The consolidated financial statements include the accounts of the Company, AFI and AIH. All significant intercompany accounts and transactions have been eliminated.

2.   Finance Receivables

The Company accounts for its investment in finance receivables under the guidance of American Institute of Certified Public Accountants Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans (PB6) using unique and exclusive static pools. The pools are established with underlying accounts having similar attributes, based on acquisition timing and seller. Once a static pool is established, the accounts in the pool are not changed. Each pool is initially recorded at cost. Until it is determined that the amount and timing of collections can be reasonably estimated and that collection is probable, PB6 requires that the receivable be accounted for under the cost-recovery method. All of the Company's pools are accounted for under the cost-recovery method. Application of the cost-recovery method requires that any amounts received be applied first against the recorded amount of the pool; when that amount has been reduced to zero, any additional amounts received are to be recognized as income. The discount between the cost of each pool of receivables purchased and the contractual receivable of the accounts in the pool is not recorded since the Company expects to collect a relatively small percentage of each pool's contractual receivable balance.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3.   Property and Equipment

Property, furniture, and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets; the lives have been determined by management to be five years.

4.   Income Taxes

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

5.   Loss Per Common Share

Loss per common share is based on the weighted-average number of common shares outstanding during the periods presented. Because the effect of the inclusion of stock options and warrants is antidilutive, diluted per-share information is not presented.

6.   Stock-Based Compensation

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

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7.   Customer Lists

Intangible assets consist of customer lists obtained in acquisitions and are being amortized over 15 years.

During the year ended March 31, 2000, the Company estimated that the value and future benefits of certain of these customer lists, based on discounted cash flows, indicated the unamortized costs should be reduced. Accordingly, an impairment charge of $45,070 was recorded.

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

Also in June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which requires that the fair value of the liability for asset retirement costs be recognized in an entity's balance sheet, as both a liability and an increase in the carrying value of such assets, in the periods in which such liabilities can be reasonably estimated. It also requires allocation of such asset retirement cost to expense over its useful life. This Statement is effective for fiscal years beginning after June 15, 2002. The Company has not determined the impact of this Statement on its consolidated financial position or results of operations.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7.   Customer Lists - Continued

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

8.   Use of Estimates

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

9.   Reclassifications

Certain items in the March 31, 2000 financial statements have been reclassified to conform to the March 31, 2001 presentation.


NOTE B - BANKRUPTCY AND REORGANIZATION

As a result of numerous events, on November 7, 1997 (the Filing Date), the Predecessor Company filed a voluntary petition for reorganization in the United States Bankruptcy Court for the District of Kansas (Bankruptcy Court) under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code). On November 13, 1998, the Bankruptcy Court confirmed the Company's First Amended Joint Plan of Reorganization (the Plan) dated July 29, 1998. Until February 19, 1999, the Company operated its business as debtor in possession. On February 19, 1999 (the effective date), all material conditions precedent to the Plan becoming binding were resolved, the Plan became effective, and the following provisions of the Plan commenced:

ARGUS Investment Group, Inc. (ARGUS) formerly First Mortgage Investment Co.
(FMIC), a creditor of the Company, released its secured claims against, and acquired certain assets in exchange for 1,800,000 shares of Company common stock of the Company; these shares initially constituted 60% of the 3,000,000 new shares issued as part of the Company's recapitalization and reorganization and an option to acquire an additional 3,000,000 shares at $.50 per share or $1,500,000. ARGUS is controlled by Phillip J. Holtgraves, a member of the Board of Directors of the Company and the father of Charles A. Holtgraves, the Company's Chairman and President.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2001 AND 2000

NOTE B - BANKRUPTCY AND REORGANIZATION - CONTINUED

The Company issued shares of common stock and warrants and made partial payments to certain other creditors in exchange for a release of their claims. The creditors received 900,000 shares of Company common stock; these shares constituted 30% of the 3,000,000 new shares issued as a part of the Company's recapitalization and reorganization. The creditors also received 900,000 warrants each of which allowed the holder to purchase one share of common stock per warrant at a price of $1.25. The warrants are callable by the Company at 130% of the strike price and expired on March 31, 2002.

Shares held by preferred and common stockholders of the Predecessor Company were canceled; these stockholders received 300,000 shares of new Company common stock, constituting 10% of the 3,000,000 new shares issued as part of the Company's recapitalization and reorganization.


NOTE C - ACQUISITION

On November 15, 1999, Cannon purchased certain assets of AIH Services, Inc. Cannon paid a negotiated purchase price of $210,000, less cash received of $38,154, which purchase price was paid in three noninterest-bearing installments during the year ended March 31, 2000. The funds used to purchase the AIH assets were loaned to Cannon by ARGUS. The assets included principally furniture, equipment, and customer lists. Based on management's estimate of relative fair market values, $100,000 of the purchase price was allocated to furniture and equipment; the remainder was allocated to customer lists.


NOTE D - FINANCE RECEIVABLES

AIH purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the years ended March 31,

                                                      2001               2000
                                                  -----------        -----------
Balance, beginning of year                        $   541,291        $   274,460

Purchase of finance receivables                             -            604,853
Collections applied to principal on finance
 receivables                                         (285,686)          (338,022)
                                                  -----------        -----------
Balance, end of year                              $   255,605        $   541,291
                                                  ===========        ===========
Unrecorded discount (unaudited)                   $15,458,000        $17,960,000
                                                  ===========        ===========

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2001 AND 2000

NOTE D - FINANCE RECEIVABLES - CONTINUED

To the extent that the carrying amount of a pool of receivables exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of March 31, 2001 and 2000, no provision for loss had been recorded.


NOTE E - NOTES PAYABLE

The following information summarizes the Company's notes payable at March 31,

                                                      2001         2000
                                                    --------     --------
Notes Payable - ARGUS, interest at prime, due
 on demand, secured by substantially
 all of the Company's assets                        $560,000     $560,000
                                                    ========     ========

On February 8, 2001, ARGUS provided the Company an additional $480,000 line of credit with interest at prime, due on demand. At March 31, 2001, the Company had no borrowings on this note.


NOTE F - LEASES

The Company leases its office space from its majority stockholder, ARGUS, under an operating lease at a lease cost of $8,800 per month through February 2002, under a noncancelable lease agreement.

The Company leases equipment under a capital lease for a period of five years.

Property recorded under the capital lease had an original cost of $121,311 and a net book value of $58,768 at March 31, 2001.

Operating lease expense was approximately $139,413 and $54,598 for fiscal years 2001 and 2000, respectively.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2001 AND 2000

NOTE F - LEASES - CONTINUED

Future minimum lease payments are as follows:

                  Year ending      Capital     Operating
                    March 31,       Lease        Lease
                  -----------      -------     ---------
                      2002         $32,754      $96,800
                      2003          32,754            -
                      2004          10,918            -
                                   -------      -------
Future minimum lease payments       76,426      $96,800
                                                =======
Amounts representing interest       10,808
                                   -------
Present value of net minimum
 lease payments                    $65,618
                                   =======


NOTE G - STOCK OPTIONS

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

In January 2001, in connection with the resignation of the officer, the terms of all 299,999 options were revised, resulting in an immediate vesting of all options and a fixed exercise price of $.25 per share exercisable to February 19, 2011.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2001 AND 2000

NOTE G - STOCK OPTIONS - CONTINUED

On February 1, 2000, the Company issued options to purchase 5,000 shares of the Company's common stock at $0.50 per share to a key employee of the Company. The options were exercisable on or after July 1, 2000 and would have expired ten years from their date of issuance. These options were forfeited on August 31, 2000, when the employee left the Company.

On July 7, 2000, the Company issued options to purchase 5,000 shares of the Company's common stock at $0.50 per share to a key employee of the Company. The options were exercisable on or after January 7, 2001 and would have expired ten years from their date of issuance. These options were forfeited on January 29, 2001, when the employee left the Company.

On July 7, 2000, the Company issued options to purchase 5,000 shares of the Company's common stock at $0.50 per share to a key employee of the Company. The options were exercisable on or after January 7, 2001 and would have expired ten years from their date of issuance. These options were forfeited on March 15, 2001, when the employee left the Company.

On October 23, 2000, the Company issued options to purchase 25,000 shares of the Company's common stock at $0.50 per share to a key employee of the Company. The options would have vested at 5,000 shares annually beginning on April 23, 2001 and each year after that in which employment is maintained. These options would have expired ten years from their date of issuance. These options were forfeited on October 23, 2001, when the employee left the Company.

The stock options are accounted for under APB 25 and related interpretations. No compensation cost has been recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at their grant dates consistent with the method of SFAS 123, and to reflect the changes in January 2001, the Company's net loss and loss per common share would have increased to the pro forma amounts indicated below for the years ended March 31, 2001 and 2000, respectively.

                                                         2001             2000
                                                      --------------------------
Net loss                            As reported       $(696,761)       $(920,984)
                                     Pro forma         (705,014)        (930,378)

Loss per common share               As reported       $   (0.13)       $   (0.24)
                                     Pro forma            (0.13)           (0.24)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants for 2001: dividend yield of 0.0% expected volatility of 315.0%, risk free interest rates at an average of 5.74% and expected average lives of 9.1 years and for 2000: dividend yield of 0.0%; expected volatility of 315.0%; risk-free interest rates at an average of 5.31%; and expected lives of
10.1 years.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2001 AND 2000

NOTE G - STOCK OPTIONS - CONTINUED

The following summary sets forth the activity under the Plan:

                                                                  Options                      Options
                                                                exercisable                  exercisable
                                                                 at $.50                       at $.25
                                                          ----------------------      ------------------------
                                                           Time          Vested         Time           Vested
                                                          vesting       on grant       vesting        on grant          Total
                                                          -------       --------      --------        --------        --------
Outstanding at March 31, 1999                                   -        50,000        150,000         149,999         349,999
  Granted during fiscal year ended March 31, 2000           5,000             -                              -           5,000
  Canceled during fiscal year ended March 31, 2000              -             -                              -               -
  Exercised during fiscal year ended March 31, 2000             -             -                              -               -
                                                          -------        ------       --------        --------        --------
Outstanding at March 31, 2000                               5,000        50,000        150,000         149,999         354,999
  Granted during fiscal year ended March 31, 2001          35,000             -              -         299,999         334,999
  Canceled during fiscal year ended March 31, 2001        (15,000)            -       (150,000)       (149,999)       (314,999)
  Exercised during fiscal year ended March 31, 2001             -             -              -               -               -
                                                          -------        ------       --------        --------        --------
                                                           25,000        50,000              -         299,999         374,999
                                                          =======        ======       ========        ========        ========
Options vested                                                  -        50,000              -         299,999         349,999
                                                          =======        ======       ========        ========        ========

The following tables summarizes information about options outstanding at March 31, 2001 and 2000:

                                    2001 compensatory stock options
                   ------------------------------------------------------------------
                        Options outstanding                                     Options exercisable
----------------------------------------------------------------------    --------------------------------
                                  Weighted-average
   Range of          Number          remaining        Weighted-average      Number       Weighted-average
exercise prices    outstanding    contractual life     exercise price     exercisable    exercisable price
---------------    -----------    ----------------    ----------------    -----------    -----------------
$0.25 to $0.50       374,999         9.1 years             $0.30            349,999              $0.29

                                    2001 compensatory stock options
                   ------------------------------------------------------------------
                        Options outstanding                                     Options exercisable
----------------------------------------------------------------------    --------------------------------
                                  Weighted-average
   Range of          Number          remaining        Weighted-average      Number       Weighted-average
exercise prices    outstanding    contractual life     exercise price     exercisable    exercisable price
---------------    -----------    ----------------    ----------------    -----------    -----------------
$0.25 to $0.50       354,999         10.1 years            $0.29             50,000            $0.50

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2001 AND 2000

NOTE H - INCOME TAXES

The difference between actual income tax expense (benefit) and expected income tax expense (benefit) at the statutory federal income tax rate (34%) computed as follows at March 31,

                                        2001             2000
                                     ---------        ---------
Expected income tax benefit
 at statutory rate                   $(236,899)       $(313,135)
State income taxes, net                (22,487)         (27,053)
Change in valuation allowance          252,070          319,570
Other                                    7,316           20,618
                                     ---------        ---------
     Actual income tax expense       $       -        $       -
                                     =========        =========

The following is the tax effect of temporary differences that gave rise to the significant portions of deferred tax assets and liabilities at March 31,


                                             2001                2000
                                          -----------        -----------
Deferred tax assets
    Net operating loss carryforward       $ 3,966,699        $ 3,714,629
Valuation allowance                        (3,966,699)        (3,714,629)
                                          -----------        -----------
     Net deferred tax asset               $         -        $         -
                                          ===========        ===========

The Company has net operating loss carryforwards of approximately $9,920,000 as of March 31, 2001. These net operating loss carryforwards will expire in the years ended March 31, 2009 through March 31, 2021.

Total deferred taxes consist of the benefit of the net operating loss carryforward. Management has established a valuation allowance to reduce the total deferred tax asset to $0. As of March 31, 2001, the Company had no recoverable income taxes that had been paid previously.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2001 AND 2000

NOTE I - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31,

                                  2001            2000
                               ---------        ---------
Furniture and fixtures         $ 276,389        $ 269,973
Accumulated depreciation        (127,759)         (55,441)
                               ---------        ---------
                               $ 148,630        $ 214,532
                               =========        =========


NOTE J - CONSULTING AGREEMENT

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


NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement No. 107, Disclosure About Fair Value of Financial Instruments, and Financial Accounting Standards Board Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, require that the Company disclose estimated fair values for its financial instruments. Fair value estimates have been made as of March 31, 2001 and March 31, 2000 based on current economic conditions, risk characteristics of the financial instruments, and other subjective factors.

The following methods and assumptions are used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash overdrafts: The carrying amounts approximate fair value.

Finance receivables: The Company records finance receivables at cost, which is discounted from the actual principal balance. This cost is reduced as collections are made. The carrying value of finance receivables approximate fair value at March 31, 2001 and 2000.

Notes payable: The fair values of the notes payable are estimated based on discounted values of contractual cash flows using rates currently available for similar loan types.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2001 AND 2000

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

The estimated fair values and carrying values of the Company's financial instruments are as follows at March 31,

                                      2001                              2000
                         -----------------------------     -----------------------------
                         Carrying value     Fair value     Carrying value     Fair value
                         --------------     ----------     --------------     ----------
Financial assets
  Overdrafts                $(23,689)        $(23,689)        $(55,056)        $(55,056)
  Finance receivable         255,605          255,605          541,291          541,291
Financial liabilities
  Notes payable              560,000          560,000          560,000          560,000


NOTE L - ACCOUNTS PAYABLE - RELATED PARTY

Accounts payable - related party consisted of amounts advanced to the Company by ARGUS. No interest or repayment terms exist.


NOTE M - SUBSEQUENT EVENTS

On June 7, 2001, the Company executed a Letter of Intent, which was amended in February 2002, to acquire, through a wholly owned subsidiary, 100% of the Common Stock of a private company, in the oil and gas industry. On April 22, 2002, the Company executed a definitive Stock Purchase Agreement, the closing of which is subject to several conditions. Should the transaction be completed under the form and conditions contemplated currently, the Company's present business operations will be sold to an entity controlled by the Company's principal creditor and majority stockholder, ARGUS, since such operations would not be compatible with the operations of the acquired company. The sale transaction, which will be subject to a fair market valuation to be conducted by an independent third party, is anticipated to result in a gain to the Company, based on preliminary book values of the assets to be sold and the liabilities to be assumed by ARGUS. In addition, the Company will amend its Certificate of Incorporation to effect a one-for-three reverse stock split and a name change immediately after the completion of the acquisition. ARGUS, the holder of 71% of the Company's common stock, currently outstanding, has indicated its intent to vote in favor of the above transactions.

In July 2001, the Company entered into a four-year agreement with AFI Capital Corporation (Capital), a Nebraska corporation. Pursuant to the agreement, Capital will provide financial, acquisition, and general public company business consulting services. Compensation for such services will be based on a successful-efforts basis and will consist primarily of the Company's common equity. The proposed acquisition transaction discussed in the previous paragraph is subject to this agreement, wherein Capital will be compensated for the successful completion of the acquisition.

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2001 AND 2000


NOTE N - GOING CONCERN

The accompanying consolidated financial statements have been prepared on going concern basis, which contemplates the Company's continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. These statements do not reflect adjustments that might result if the Company is unable to continue as a going concern. As a result of continued poor operating performance and the Company's inability to obtain financing from sources other than its majority stockholder as described in Note E, such matters are subject to significant uncertainity. The Company intends to enter the oil and gas industry through an acquisition, as is described in Note M. Management believes this industry and the entity to be acquired will bring substantial profits and capital to sustain future growth and operations.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.

As of March 31, 2001, the following persons served as directors and executive officers of the Company.

NAME                        AGE                  POSITION
----                        ---        ------------------------------
Charles A. Holtgraves        35        Chairman/ President/Treasurer/
                                       Director
William B. Morris            42        Sr. Vice President/Secretary/
                                       Director
Phillip J. Holtgraves        75        Director

CHARLES A. HOLTGRAVES. From November 1998 to the present, Mr. Holtgraves has been Chairman, President, Treasurer and Director of the Company and Chairman, Treasurer and Director of the Company's subsidiary, AIH since February 1999. Mr. Holtgraves is the President of ARGUS Investment Group, Inc. (ARGUS), a family-owned corporation involved in venture capital lending and financing. Mr. Holtgraves was the Chief Financial Officer and Vice President of First Mortgage Investment Co., a full-service mortgage banking operation, which he co-founded in 1988 until its sale of assets in August 1998. Mr. Holtgraves has been an officer and director of Gateway Energy Corporation, a publicly traded natural gas company, since 1988. Mr. Holtgraves graduated from McPherson College in 1988 with a dual degree in finance and accounting. Charles Holtgraves is the son of Phillip J. Holtgraves.

WILLIAM B. MORRIS. From 1991 to January 31, 2001, Mr. Morris served as Sr. Vice President, Secretary and a Director of the Company. On January 31, 2001, Mr. Morris resigned as an officer and director to pursue other interests. Mr. Morris was the sole officer to continue with the Company after the Company filed for relief under Chapter 11 of the Bankruptcy Code. On October 14, 1997, although Mr. Morris did not stand for re-election at the meeting of stockholders on September 6, 1996, the Board of Directors elected him to fill a Director vacancy for the fiscal year 1998. At that time, the Board of Directors elected Mr. Morris to the office of Chairman. From 1991 to 1996, Mr. Morris was a partner in Lancaster Partners, Shawnee, Kansas. Lancaster provided business consulting and financial services to small- to mid-sized private and public companies. From 1984 to 1989, Mr. Morris was an account executive at the investment-banking firm of Stuart James & Company, in Denver, Colorado; from 1983 to 1984, he was an account executive at the venture capital brokerage firm R.B. Marich, Inc. in Denver, Colorado.

PHILIP J. HOLTGRAVES. From November 1998 to the present, Mr. Holtgraves has been a Director of the Company. Mr. Holtgraves is the Chairman of ARGUS, a family-owned corporation involved in venture capital lending and financing. Mr. Holtgraves was the principal owner of First Mortgage Investment Co., a full-service mortgage banking operation, which he co-founded in 1988. Mr. Holtgraves was president and Chief Operating Officer of Missouri Valley Investment Co. from 1954 through 1987, becoming the sole stockholder in 1965. Mr. Holtgraves sold Missouri Valley Investment

Co. in 1987 to a Texas Savings Association. From 1950 to 1954, Mr. Holtgraves was employed by the Mid Continent regional office of Prudential Insurance Co. in Kansas City. In addition, Mr. Holtgraves was the principal owner of and President of Construction Materials Inc., a chain lumber dealer in eastern Kansas. He sold his interest in the operation in 1976. Mr. Holtgraves was admitted to the Missouri Bar Association in 1951 and practiced law in the Kansas City area until 1952. Mr. Holtgraves has served on the Board of Directors of several banks such as First National Bank of Chanute and Mark Twain Plaza Bank in Kansas City. Mr. Holtgraves was an agent for Rail Road Savings & Loan in the Olathe, Kansas, area for over twenty-five years. Mr. Holtgraves also holds a Missouri real estate broker's license. He is the father of Charles A. Holtgraves.

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2001, all Section 16(a) filing requirements applicable to its directors, executive officers and ten-percent-beneficial owners were complied with.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by the Company to the Chief Executive Officer in the 1999, 2000, and 2001 fiscal years. No executive officer received compensation in excess of $100,000 in any of those fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation
                                                                ----------------------------------
                               Annual Compensation(1)(2)          Awards                   Payouts
                           -----------------------------------  ----------                 -------
(a)               (b)         (c)        (d)          (e)          (f)          (g)          (h)          (i)

                                                     Other      Restricted   Securities
Name and                                             Annual        Stock     Underlying                All Other
Principal                                         Compensation   Award(s)   Options/SARs     LTIP     Compensation
Position                   Salary($)   Bonus($)        ($)         ($)           (#)          ($)          ($)
------------------------------------------------------------------------------------------------------------------
               Year Ended
William B.     March 3l,
Morris
Secretary
and Sr. Vice     1999      $65,000       -0-           -0-         -0-         299,999        -0-         -0-
President        2000      $65,000       -0-           -0-         -0-             -0-        -0-         -0-
                 2001      $60,000       -0-           -0-         -0-             -0-        -0-         -0-


Charles A.     Year ended
Holtgraves     March 31,
Chairman         1999        $-0-        -0-           -0-         -0-             -0-        -0-         -0-
of the Board,    2000        $-0-        -0-           -0-         -0-             -0-        -0-         -0-
President and    2001        $-0-        -0-           -0-         -0-             -0-        -0-         -0-
Treasurer

(1) Amounts shown set forth all cash compensation earned by each of the named individuals in the years shown.

(2) While the named individuals received perquisites or other personal benefits in the years shown, in accordance with applicable regulations, the values of these benefits are not indicated since they did not exceed, in the aggregate, the lesser of $25,000 or 25% of the individual's salary and bonus in any year.


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                      None


          AGGREGATED OPTIONS/SAR EXERCISED IN YEAR ENDED MARCH 31, 2001
                   AND OPTIONS/SAR VALUES AS OF MARCH 31, 2001

       (a)                     (b)            (c)                 (d)                      (e)
                                                                                    Values of Unexercised
                                                           Number of                In-the-Money
                                                           Unexercised              Options/SARs at
                             Shares                        Options/SARs at          FY-End($)
                           Acquired on       Value         FY-End(#) Exercisable/   Exercisable/
Name                       Exercise(#)     Realized($)     Unexercisable            Unexercisable
----                       -----------     -----------     ----------------------   ---------------------
William B. Morris              -0-            $-0-               0/299,999                  $-0-
Charles A. Holtgraves          -0-            $-0-                   -0-/0                  $-0-


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's common stock as of March 31, 2001: (i) each director; (ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. The percentage of ownership is based on 5,866,137 shares outstanding on March 31, 2001.

                                         BENEFICIAL OWNERSHIP(1)
BENEFICIAL OWNER                            NUMBER OF SHARES        PERCENTAGE OF TOTAL
----------------                         -----------------------    -------------------
Charles A. Holtgraves
5425 Martindale
Shawnee, KS 66218                              4,166,135(2)                 71.0%

William B. Morris
5425 Martindale
Shawnee, KS 66218                                300,348(3)                 00.0%

Philip J. Holtgraves
5425 Martindale
Shawnee, KS 66218                              4,166,135(4)                 71.0%

Argus Investment Group, Inc.
5425 Martindale
Shawnee KS 66218                               4,166,135                    71.0%

Government National Mortgage Association
PO Box 875
Washington, DC 20044                             826,946(5)                  7.1%

All executive officers
and directors as a group (3 persons)           4,166,484(6)                 68.1%

(1) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2) Includes 4,166,135 shares controlled by ARGUS Investment Group, Inc. ("ARGUS"). Charles A. Holtgraves is the President of ARGUS. ARGUS is 100% owned by the Philip J. Holtgraves Irrevocable Trust DTD 9/20/93. Charles A. Holtgraves is the son of Phillip J. Holtgraves.

(3)  Includes 349 shares and an option to purchase 299,999 shares.

(4) Includes 4,166,135 shares controlled by ARGUS. Phillip J. Holtgraves is the Chairman of ARGUS.

(5) Includes 413,473 shares and warrants to purchase 413,473 shares. These shares and warrants were issued to the Government National Mortgage Association on February 19, 1999, pursuant to the Company's Plan of Reorganization. These warrants expired in March 2002.

(6)  Includes only shares actually issued and outstanding.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ARGUS Investment Group, Inc. ("ARGUS") formerly known as First Mortgage Investment Co. ("FMIC") is a family-owned corporation involved in venture capital lending and financing. The stock of ARGUS is 100%-owned by the Philip J. Holtgraves Irrevocable Trust DTD 9/20/93. Philip J. Holtgraves is the Chairman of ARGUS, a Director of the Company and the father of Charles A. Holtgraves. Charles A. Holtgraves is the President of ARGUS and Chairman, President and Director of the Company.

Reference is made to ITEM 1. DESCRIPTION OF BUSINESS - HISTORY OF THE COMPANY AND SUBSIDIARY AND SUBSEQUENT EVENTS for additional information with respect to this ITEM 12. Such items discuss various related party transactions as a result of the implementation of the February 19, 1999 Plan of Reorganization and subsequent recapitalization of the Company.

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

*10.5  AFI Capital Agreement.


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

                                           ADVANCED FINANCIAL, INC.
                                             (Registrant)


Dated: 03/05/03                            By: /s/Charles A. Holtgraves
                                               --------------------------------
                                               Charles A. Holtgraves
                                               Chairman, President and Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                       Title                        Date
-------------------------       ----------------------       ----------------------
/s/ Charles A. Holtgraves              Director                     03/05/03
-------------------------
Charles A. Holtgraves


/s/ Phillip J. Holtgraves              Director                     03/05/03
-------------------------
Phillip J. Holtgraves

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

Date: 03/05/03                               /s/ Charles A. Holtgraves
                                             -----------------------------------
                                             Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 03/05/03                               /s/ Charles A. Holtgraves
                                             -----------------------------------
                                             Chief Financial Officer