Form 10QSB
period 2001-06-30
ADVANCED FINANCIAL INC
filed 2003-11-24
CIK 823314

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2001


       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the Transition Period from ________ To_______________


                           Commission File No. 0-19485

                            ADVANCED FINANCIAL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                     84-1069416
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     5425 Martindale, Shawnee, KS                                      66218
 --------------------------------------                               --------
(Address of principal executive offices)                             (Zip Code)

                    Issuer's telephone number (913) 535-1072


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2001, the Issuer had 5,866,137 shares of its common stock outstanding.

Transitional Small Business Disclosure Format: Yes____ No___X___

                                   FORM 10-QSB

                                     Part 1
                                     ------


Item 1.   Financial Statements
          --------------------                                             Page
                                                                           ----

          Unaudited  Consolidated Balance Sheet - June 30, 2001              3

          Unaudited Consolidated Statement of Operations for
          the three months ended  June 30, 2001                              4

          Unaudited Consolidated Statement  of Cash Flows for
          the  three months ended June 30, 2001                              5

          Notes to Consolidated Financial Statements                         6


                                     Part 1I


Items 1-5.                                                                   16

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                      June 30,
                                                                        2001
                                                                    -----------
                                     ASSETS

Collection fees receivable                                          $    83,280
Finance receivables                                                     224,704
Other                                                                     2,481
Property, furniture and equipment, net                                  135,201
Customer lists, net of amortization                                     245,867


                                                                    -----------
            Total  assets                                           $   691,533
                                                                    ===========



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
     Checks issued in excess of cash balances                       $    21,149
     Accounts payable and accrued expenses                              378,188
     Accounts payable - related party                                   205,840
     Notes payable                                                      694,747
     Capitalized lease obligations                                       59,696

                                                                    -----------
            Total liabilities                                         1,359,620
                                                                    -----------


STOCKHOLDERS' EQUITY (DEFICIENCY)
     Preferred stock, Series B, $.005 par value; 1,000,000
       shares authorized, none issued and outstanding                      --
     Common stock, $.001 par value; 10,000,000 shares
       authorized, 5,866,137  issued and
       and outstanding                                                    5,866
     Paid-in capital                                                  1,253,260
     Accumulated deficit                                             (1,927,213)

                                                                    -----------
            Total stockholders' equity (deficiency)                    (668,087)
                                                                    -----------

                                                                    -----------
                                                                    $   691,533
                                                                    ===========


        The accompanying notes are an integral part of these statements.

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                   Three Months   Three Months
                                                     June 30,       June 30,
                                                       2001           2000
                                                   -----------     -----------
                                                                  See Note Below
REVENUES
     Collection, servicing, and other fees         $   303,392
     Other                                               6,931
     Interest                                              844

                                                   -----------
                 Total revenues                        311,167
                                                   -----------

EXPENSES
     Operating expenses, including general and
       administrative costs                            394,715
     Interest                                            4,001
     Depreciation and amortization                      50,265

                                                   -----------
                 Total expenses                        448,981
                                                   -----------

                                                   -----------
NET LOSS                                           $  (137,814)
                                                   ===========

Weighted-average shares outstanding                  5,866,137
                                                   ===========

Loss per common share                              $     (0.02)
                                                   ===========



NOTE: Due to the Company's emergence from a Chapter XI Reorganization, the Company is not able to reconstruct the 2000 fiscal year quarterly information.


        The accompanying notes are an integral part of these statements.



                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                     Three Months    Three Months
                                                                        June 30,        June 30,
                                                                         2001             2000
                                                                       ---------       ---------
Cash flows from operating activities                                                See Note Below
    Net loss                                                          $(137,814)
    Adjustments to reconcile net loss to net
      cash used in operating activities
       Depreciation and amortization                                     50,265
       Net change in current  assets and  current liabilities           (37,546)

                                                                      ---------
              Net cash used in operating activities                    (125,095)
                                                                      ---------

Cash flows from investing activities
    Collections applied to finance receivables                           11,103
    Acquisitions of finance receivables                                    --
    Acquisitions of property, furniture, and equipment                  (12,293)
                                                                      ---------
              Net cash provided by (used in) investing activities        (1,190)
                                                                      ---------

Cash flows from financing activities
    Change in checks issued in excess of cash balances                   (2,540)
    Proceeds from notes payable                                         134,747
    Payments on capitalized lease obligations                            (5,922)
    Advances from related party                                            --
                                                                      ---------
              Net cash provided by financing activities                 126,285
                                                                      ---------

Net increase in cash                                                          0
Cash, beginning of period                                                  --
                                                                      ---------
Cash, end of period                                                   $    --
                                                                      =========


NOTE: Due to the Company's emergence from a Chapter XI Reorganization, the Company is not able to reconstruct the 2000 fiscal year quarterly information.


        The accompanying notes are an integral part of these statements.

                                       5

                            Advanced Financial, Inc.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

1. Organization and Principles of Consolidation

Advanced Financial, Inc. (the Company) owns 100% of AFI Mortgage Corp. (AFI), a mortgage lender with no current operations and 100% of Cannon Financial Company (Cannon). Subsequent to March 31, 2001, AFI changed its name to Allen Drilling Acquisition Company ("ADAC"). See Note C. Cannon collects debts for others for a fee and purchases charged-off credit card debt to collect at a profit from debtors located throughout the United States. On November 15, 1999, pursuant to an Asset Purchase Agreement between AIH Services, Inc. and Cannon, Cannon acquired certain assets for use in the operation and conduct of the businesses of AIH Services, Inc. known as AIH Receivable Management Services and AIH Early Recovery Systems. AIH Receivable Management Services and AIH Early Recovery Systems are engaged in the business of collecting nonperforming receivables on behalf of third parties. Cannon and AIH Services, Inc. combined operating assets and operations, and Cannon changed its name to AIH Receivable Management Services, Inc. (AIH) effective December 1, 1999.

The consolidated financial statements include the accounts of the Company, ADAC and AIH. All significant intercompany accounts and transactions have been eliminated.

2. Finance Receivables And Revenue Recognition

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

3. Property and Equipment

Property, furniture, and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets; the lives have been determined by management to be seven years.

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

5. Loss Per Common Share

Loss per common share is based on the weighted average number of common shares outstanding during the periods presented. Because the effect of the inclusion of stock options and warrants is anti-dilutive, diluted per share information is not presented.

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

7. Customer Lists

Intangible assets consist of customer lists obtained in acquisitions and are being amortized over 15 years. During the year ended March 23, 2000, the Company estimated that the value and future benefits of certain of these customer lists, based on discounted cash flows, indicated the unamortized costs should be reduced. Accordingly, an impairment charge of $45,070 was recorded.

8. Accounting Pronouncements and Recent Regulatory Developments

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other intangible assets having an indefinite useful life acquired in business combinations completed after June 30, 2001, are no longer subject to amortization to earnings. Effective April 1, 2002, all goodwill and other intangible assets having an indefinite useful life are no longer amortized to earnings. The useful lives of other intangible assets must be reassessed, and the remaining amortization periods must be adjusted accordingly. Goodwill and other intangible assets having an indefinite useful life will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company adopted the provisions of SFAS 142 on April 1, 2002 and completed the first step of the two-step impairment test. There was no impairment charge upon completion of the impairment review. The Company's consolidated results of operations will be impacted with the adoption of SFAS 142, when approximately $23,000 in annual amortization will cease.

Also in June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which requires that the fair value of the liability for asset retirement costs be recognized in an entity's balance sheet, as both a liability and an increase in the carrying value of such assets, in the periods in which such liabilities can be reasonably estimated. It also requires allocation of such asset retirement cost to expense over its useful life. This Statement is effective for fiscal years beginning after June 15, 2002. The Company has determined the impact of this Statement on its consolidated financial position or results of operations is not material.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company implemented the provisions of SFAS 144 as required on January 1, 2002. The adoption did not have a material effect on the Company's consolidated financial position or consolidated results of operations.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are similar to sale-leaseback transactions. The statement also amends other existing pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The impact of adopting this statement on the consolidated financial position or results of operations will not be material.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting and reporting for costs associated with exit and disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of adopting this statement on the consolidated financial position or results of operations will not be material.

Effective July 30, 2002, the Sarbarnes-Oxley Act of 2002 (the "Act") was signed into law. The Act encompasses a broad range of new legislation designed to increase accountability of public companies and investor confidence. The Act establishes a new regulatory body, the "Public Company Accounting Oversight Board", under the auspices of the Securities and Exchange Commission (the "SEC") to oversee audits of companies offering equity or debt securities to the public, and further regulates and redefines the relationship between a registered public accounting firm and its audit clients. The Act establishes new disclosure requirement for public companies, financial certification standards for public company CEOs and CFOs restriction on the ability of officers and directors to engage in certain types of transactions, accelerated reporting of certain types of transactions and new rules of analysts. In addition, the Act enhances a number of criminal penalties and enforcement measures available for securities related offenses. The SEC was directed to study and issue final rules to implement a number of directives contained in the Act, and some of the ensuing rules are discussed below.

In August 2002, among other matters, the SEC adopted amendments to accelerate filing deadlines for certain public reports, and adopted new rules to implement
Section 302 of the Act pertaining to financial statement certification and clarify disclosure controls and procedures. The Company is not subject to the accelerated filing deadlines at this time due to its size, however, it is subject to the financial statement certification and disclosure control rules. The Company intends to fully comply with all applicable new rules as they become effective.

In December 2002, the FASB issued SFAS No. 148. "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 of the same name to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years and interim periods ending after December 15, 2002 and the Company has implemented it effective with this filing. The Company intends to continue using the intrinsic method of accounting for stock-based compensation first allowed under APB Option No. 25, "Accounting for Stock Issued to Employees". Therefore, the impact of adopting SFAS No. 148 on the consolidated financial statements of the Company is limited to the expanded disclosure requirements of the statement.

In January 2003, the SEC adopted rules implementing Sections 406 and 407 of the Act. Section 406 of the Act requires public companies to annually disclose whether the company has adopted a code of ethics for its principal executive and financial officers, and if it has not, to explain why it has not. Additionally, the rules will required disclosure on a Form 8-K filing any amendments to or waivers from the code of ethics relating to those officers. Section 407 of the Act required public companies to disclose annually whether it has at least one "audit committee financial expert", as defined in the rules, on the Company's audit committee, and if so, the name of the audit committee financial expert and whether the expert is independent of management. A company that does not have an audit committee financial expert will be required to disclose this fact and explain why it has no such expert. Both rules are effective for small business issuers' annual reports for fiscal years ending on or after December 15, 2003. The Company intends to comply with these rules on a timely basis.

Also in January 2003, the SEC adopted rules implementing section 401(a) of the Act, which required public companies to disclose "all material off-balance sheet financing transactions, arrangements, obligations (including contingent obligations), and other relationships of the issuer with consolidated entities or other persons, that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses." The rules require an additional section in Management's Discussion and Analysis for the presentation of this new disclosure, and there are additional rules for companies that are not small business issuers. The rules are effective for interim and annual filings for periods ending on or after June 15, 2003. The impact of adopting this statement on the consolidated financial position or results of operations will not be material.

9.Use of Estimates

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



NOTE C - ACQUISITIONS AND AGREEMENTS

1. AIH Services, Inc.

On November 15, 1999, Cannon purchased certain assets of AIH Services, Inc. Cannon paid a negotiated purchase price of $210,000, less cash received of $38,154, which purchase price was paid in three non-interest-bearing installments during the year ended March 31, 2000. The funds used to purchase the AIH assets were loaned to Cannon by Argus. The assets included principally furniture, equipment, and customer lists. Based on management's estimate of relative fair market values, $100,000 of the purchase price was allocated to furniture and equipment; the remainder was allocated to customer lists.

2. AFI Capital Corporation Agreement

In July 2001, the Company entered into a four-year agreement with AFI Capital Corporation (Capital), a Nebraska corporation. Pursuant to the agreement, Capital will provide financial, acquisition, and general public company business consulting services. Compensation for such services will be based on a successful-efforts basis and will consist primarily of the Company's common equity. The proposed acquisition transaction discussed in the following paragraph is subject to the terms and conditions of this agreement, wherein Capital will be compensated for the successful completion of the acquisition. Larry J. Horbach, who was appointed assistant secretary of the Company, and elected to fill a vacant Company director position in March 2003, is the president and a director of AFI Capital Corporation.

3. Allen Drilling Acquisition Company Agreement

On June 7, 2001, the Company executed a Letter of Intent, which Letter of Intent was amended in February 2002, to acquire, through a wholly owned subsidiary, 100% of the Common Stock of a private company in the energy field services ( primarily natural gas) industry. On April 22, 2002, the Company executed a definitive Stock Purchase Agreement, the closing of which was subject to several conditions. As a result of a material adverse change in the operating results for the company to be acquired ( which results were generally consistent with other companies in the same industry), the transaction did not close. The parties, by mutual agreement, continued to leave the definitive agreement open, and $75,000 of escrow deposits in place in anticipation of a turn around in the industry. During the second quarter of fiscal year 2003, with the prices of natural gas at unusual highs along with predicted natural gas production shortfalls for sometime in the future, the anticipated industry turn occurred. The Company intends to pursue the closing of the transaction, however the closing will depend upon the availability of adequate financing at reasonable rates and a favorable re-valuation of the field services company's fixed assets.

With the proposed transaction under the April 22, 2002 agreement, the completion of the Madisonville Project as described in NOTE M- SUBSEQUENT EVENTS and the pending venture with Gateway, the Company has determined that the ability to generate long-term value for the common shareholders could be enhanced if the present Company operations, (as described under the NATURE OF THE COMPANY'S BUSINESS) were sold. The Company would then concentrate its growth efforts in the energy industry. Negotiations have been entered into with an entity controlled by the Company's principal creditor and majority stockholder, Argus, wherein these operations would be exchanged for the debt held by Argus. The Board of Directors has engaged an investment banking firm to determine the fair market value as of September 30, 2003, of the operations to be sold. The transaction is anticipated to result in a gain to the Company.

Upon completion of the transaction, the Company intends to amend its Certificate of Incorporation to effect a 1 for three reverse stock split and a name change.

Argus, the holder of over 71% of the presently outstanding common stock of the Company has indicated its intent to vote in favor of the above transactions.

NOTE D - NOTES PAYABLE

At June 30 Notes Payable consisted of the following:

     Due ARGUS, $651, 930, interest at prime, due on demand, secured by substantially all of he Company's assets.

     Due AFI Capital Corporation, $17,815, interest at 7%, unsecured, due on demand.

     Due bank, $25,000 under a $50,000 Line of Credit, interest at 2% over prime, unsecured, due March 31, 2004.


NOTE E - ACCOUNTS PAYABLE - RELATED PARTY

Accounts payable - related party consisted of amounts advanced to the Company by ARGUS. No interest or repayment terms exist.


NOTE F - SUBSEQUENT EVENTS

On April 30, 2003, the Company announced the closing of an Agreement with Gateway Energy Corporation and certain of its subsidiaries of Houston, Texas ("Gateway") under which it provided, through the Company's wholly-owned subsidiary, Allen Drilling Acquisition Company ("ADAC"), $900,000 of credit enhancements in the form of Letters of Credit. These credit enhancements enabled Gateway to obtain additional financing, in the form of a three year Balloon Note from a Houston bank to complete the construction of certain natural gas pipeline facilities ("Pipeline Facilities") located in Madison County, Texas, (The "Madisonville Project"). ADAC secured the Letters of Credit through the private placement of a new series of preferred stock (the "Series A"), to two investor groups. The Certificate of Designation for the Series A provides, among other things, for dividend payments to the named holders thereof, equal to sixty-six and two thirds, (66.67%) of distributions received by ADAC from Gateway, and an unanimous vote of the Series A to exercise the Equity Participation Option as further described below.

The Agreement provides, among other things, that ADAC will receive, during the term of the additional financing, one-half (50%) of the price upside portion only, if any, of the monthly fee to be received by Gateway from the Madisonville Project. The Agreement also provides that ADAC will have the option to either:
(i) receive at the end of the Balloon Note term a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) to exercise the Equity Participation Option by paying off the Balloon Note on or before the end of the Balloon Note term in exchange for a thirty-three and one-third (33.33%) ownership interest in the Pipeline Facilities from that date forward. Gateway is obligated to pay the periodic interest payments on the Balloon Note during the three year term of the Balloon Note. Further, Gateway has granted liens to ADAC, subordinate to its banks, on its economic interest in the Madisonville Project and certain other natural gas operating systems and natural gas operating assets. The Agreement contains cross collateral and cross default provisions linking it to an additional Gateway term note at the same bank, the proceeds of which were used by Gateway to fund the Madisonville Project.

The Madisonville Project is operated under a long-term agreement between Gateway, Hanover Compression Limited Partnership, and Redwood Energy Production,
L. P. and is designed to treat gas to remove impurities from the gas to enable the gas to meet pipeline sales quality specifications. The Madisonville Project employs the state-of-the-art, patented, absorption based technology developed by Advanced Extraction Technologies, Inc., for which Gateway has the exclusive U.
S. license, to remove nitrogen from the gas.


NOTE G - GOING CONCERN

The accompanying consolidated financial statements have been prepared on going concern basis, which contemplates the Company's continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. These statements do not reflect adjustments that might result if the Company is unable to continue as a going concern. As a result of continued poor operating performance such matters are subject to significant uncertainty. As set forth in NOTE F-SUBSEQUENT EVENTS, the Company, in fiscal year 2004, has closed an initial investment in the oil and gas industry with Gateway Energy Corporation of Houston, Texas (the Madisonville Project). The Company intends to continue investing in the oil and gas industry through a field services acquisition, as is described in Note B. In addition, the Company, as of the filing of this Annual Report, has entered into negotiations to participate in an additional venture with Gateway Energy Corporation, which project has an anticipated closing late in the calendar year 2003. Management believes this industry and the future acquisitions and project ventures with Gateway Energy could bring profits and capital to sustain future growth and operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Comparative information for the three months ended June 30, 2000 is not available. The Company has, however, included the information for the Year Ended March 31, 2001 which has been extracted from the Company's 10-KSB for the fiscal year then ended for additional information for the readers hereof to assist them in reviewing the quarter ended June 30, 2001.

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


RESULTS OF OPERATIONS
---------------------
Year Ended March 31, 2001
-------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a deficit cash balance at March 31, 2001 of $23,689. The Company's deficit cash balance and working capital requirements are being funded by Argus Investment Group, Inc. ("ARGUS ") the Company's majority shareholder, On February 5, 1999, ARGUS agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit was used to acquire charged off credit card debt. During the year ended March 31, the maximum was reached under the line of credit and Argus converted such amount to common stock and entered into a series of 7% demand secured notes with the Company and advances. The balance due under the secured notes at March 31, 2001 was $560,000, and $205,840 under the advances.

As of March 31 2001, the Company's total assets were $742,348 and stockholders' equity was a deficit of $530,272. Argus has agreed to provide funding as and when required by the Company to meet its cash flow requirements through two lines of credit totaling $1,040,000. As of March 31, 2002, Argus and its related entities, through direct loans or guarantees had provided in excess of $1,000,000 in credit with an outstanding balance of approximately $815,000 of direct loans. As of the date of the filing of this 10-KSB, the Company estimates that it will have a deficit cash flow for the fiscal year ending March 31, 2003 of approximately $75,000 and will have a positive cash flow for the fiscal year ending March 31, 2004.

Operations
----------

Consolidated operations for the year ended March 31, 2001 resulted in a net loss of $696,761 on collection, servicing and fee gross income of $1,423,153. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the period, the Company recovered $388,155 from its portfolio receivables of which $285,686 was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $255,605 represented by 4 of the original 11 portfolios. As of March 31, 2001, the remaining outstanding balance of the receivables portfolio was approximately $15,500,000.

Operating expenses, including general and administrative costs, for the period ended March 31, 2001, were $1,971,540 which was an increase of $250,000 over the prior fiscal year. The increase primarily reflects the payroll costs related to the buildup of additional operating staff to handle increases in the receivable portfolios toward the end of fiscal year 2000.


RESULTS OF OPERATIONS
---------------------
Three Month's Ended  June 30, 2001
----------------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a deficit cash balance at June 30, 2001 of $21,149. The Company's deficit cash balance and working capital requirements are being funded by Argus Investment Group, Inc. ("ARGUS ") the Company's majority shareholder, On February 5, 1999, ARGUS agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit was used to acquire charged off credit card debt. During the year ended March 31, 2001, the maximum was reached under the line of credit and Argus converted such amount to common stock and entered into a series of 7% demand secured notes with the Company and advances. The balance due under the secured notes at June 30, 2001 was 651,930, and $205,840 under the advances.

As of June 30, 2001, the Company's total assets were $691,533 and stockholders' equity was a deficit of $668,807. Argus has agreed to provide funding as and when required by the Company to meet its cash flow requirements through two lines of credit totaling $1,040,000.

Operations
----------

Consolidated operations for the quarter ended June 30, 2001 resulted in a net loss of $137,814 on collection, servicing and fee gross income of $311,167. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the period, the Company recovered $30,901 from its portfolio receivables of which $11,103 was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $224,704. As of June 30, 2001, the remaining outstanding balance of the receivables portfolio was approximately $15,500,000.

Operating expenses, including general and administrative costs, for the quarter ended June 30, 2001, were $394,715. which was an estimated decrease of over 25% for the similar period in 2000. The reduction was primarily a reflection of a reduction in payroll resulting from a re-organization of various employee departments.

                                     Part II

    Item 1.    Legal Proceedings
               None

    Item 2.    Changes in Securities
               None

    Item 3.    Defaults Upon Senior Securities
               None

    Item 4.    Submission of Matters to a Vote of Security Holders
               None

    Item 5.    Exhibits and Reports on Form 8-K
               None


                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ADVANCED FINANCIAL, INC.
                                            (Registrant)


Dated:  11-21-03                            By:  /s/  Charles A. Holtgraves
        --------                               --------------------------------
                                                      Charles A. Holtgraves
                                                      Chairman, President, and
                                                      Treasurer