Form 10QSB
period 2001-09-30
ADVANCED FINANCIAL INC
filed 2003-11-24
CIK 823314

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended September 30, 2001


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2001, the Issuer had 5,866,137 shares of its common stock outstanding.

        Transitional Small Business Disclosure Format: Yes____ No___X___

                                   FORM 10-QSB

                                     Part 1



Item 1.   Financial Statements
          --------------------
                                                                            Page
                                                                            ----

          Unaudited  Consolidated Balance Sheet -September 30, 2001           3

          Unaudited Consolidated Statement of Operations for
                   the three and six  months ended  September 30, 2001        4

          Unaudited Consolidated Statement  of Cash Flows for
          the  six months ended September 30, 2001                            5

          Notes to Consolidated Financial Statements                          6


                            Part 1I


Items 1-5.                                                                    14

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                   September 30,
                                                                        2001
                                                                    -----------
                                  ASSETS                            (Unaudited)

Cash                                                                $    42,789
Collection fees receivable                                               64,976
Finance receivables                                                     193,804
Other                                                                   (15,811)
Property, furniture and equipment, net                                  139,026
Customer lists, net of amortization                                     234,360


                                                                    -----------
            Total  Assets                                           $   659,144
                                                                    ===========



            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

     Accounts payable and accrued expenses                          $   465,745
     Accounts payable - related party                                   205,840
     Notes payable                                                      709,183
     Capitalized lease obligations                                       53,776

                                                                    -----------
            Total Liabilities                                         1,434,544
                                                                    -----------


STOCKHOLDERS' EQUITY (DEFICIENCY)
     Preferred stock, Series B, $.005 par value; 1,000,000
       shares authorized, none issued and outstanding                      --
     Common stock, $.001 par value; 10,000,000 shares
       authorized, 5,866,137  issued and
       and outstanding                                                    5,866
     Paid-in capital                                                  1,253,260
     Accumulated deficit                                             (2,034,526)

                                                                    -----------
            Total Stockholders' Equity (Deficiency)                    (775,400)
                                                                    -----------

                                                                    -----------
                                                                    $   659,144
                                                                    ===========


        The accompanying notes are an integral part of these statements.



                                      ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)



                                                                      Three And
                                                  Three Months        Six Months        Six Months
                                                  September 30,      September 30,     September 30,
                                                       2001              2000               2001
                                                   -----------        -----------       -----------
                                                                    See Note Below
REVENUES
     Collection, servicing, and other fees         $   337,053        $                 $   640,445
     Other                                               4,376                               11,307
     Interest                                              173                                1,017

                                                   -----------                          -----------
                 Total revenues                        341,602                              652,769
                                                   -----------                          -----------

EXPENSES
     Operating expenses, including general and
       administrative costs                            391,136                              785,851
     Interest                                            7,656                               11,657
     Depreciation and amortization                      50,123                              100,388

                                                   -----------                          -----------
                 Total expenses                        448,915                              897,896
                                                   -----------                          -----------

                                                   -----------                          -----------
NET LOSS                                           $  (107,313)   $                     $  (245,127)
                                                   ===========                          ===========

Weighted-average shares outstanding                  5,866,137                            5,866,137
                                                   ===========                          ===========

Loss per common share                              $     (0.02)   $                     $     (0.04)
                                                   ===========                          ===========


NOTE: Due to the Company's emergence from a Chapter XI Reorganization, the Company is not able to reconstruct the 2000 fiscal year information.


        The accompanying notes are an integral part of these statements.

                                       4



                               ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)



                                                                      Six Months          Six Months
                                                                     September 30,          June 30,
                                                                         2001                 2000
                                                                      ---------            ---------
Cash flows from operating activities                                                    See Note Below
    Net loss                                                          $(245,127)
    Adjustments to reconcile net loss to net
      cash used in operating activities
       Depreciation and amortization                                    100,388
       Net change in current  assets and  current liabilities            86,607

                                                                      ---------
              Net cash used in operating activities                     (58,132)
                                                                      ---------

Cash flows from investing activities
    Collections applied to finance receivables                           37,248
    Acquisitions of finance receivables                                    --
    Acquisitions of property, furniture, and equipment                  (49,979)
                                                                      ---------
              Net cash provided by (used in) investing activities       (12,731)
                                                                      ---------

Cash flows from financing activities
    Change in checks issued in excess of cash balances                  (23,689)
    Proceeds from notes payable                                         149,183
    Payments on capitalized lease obligations                           (11,842)
    Advances from related party                                            --
                                                                      ---------
              Net cash provided by financing activities                 113,652
                                                                      ---------

Net increase in cash                                                     42,789
Cash, beginning of period                                                  --
                                                                      ---------
Cash, end of period                                                   $  42,789
                                                                      =========


NOTE: Due to the Company's emergence from a Chapter XI Reorganization, the Company is not able to reconstruct the 2000 fiscal year information.


        The accompanying notes are an integral part of these statements.

                                       5

                            Advanced Financial, Inc.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

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

Upon completion of the transaction, the Company intends to amend its Certificate of Incorporation to effect a 1 for 3 reverse stock split and a name change.

Argus, the holder of over 71% of the presently outstanding common stock of the Company has indicated its intent to vote in favor of the above transactions.

NOTE D - NOTES PAYABLE

At September 30 Notes Payable consisted of the following:

     Due ARGUS, $651, 930, interest at prime, due on demand, secured by substantially all of he Company's assets.

     Due AFI Capital Corporation, $32,253, interest at 7%, unsecured, due on demand.

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

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Comparative information for the periods ended September 30, 2000 is not available. The Company has, however, included the information for the Year Ended March 31, 2001 which has been extracted from the Company's 10-KSB for the fiscal year then ended for additional information for the readers hereof to assist them in reviewing the quarter and six months ended September 30, 2001.

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


RESULTS OF OPERATIONS
---------------------
Six Month's Ended  September 30, 2001
-------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a positive cash balance at September 30, 2001 of $42,789. The Company's working capital requirements are being funded by Argus Investment Group, Inc. ("ARGUS ") the Company's majority shareholder, On February 5, 1999, ARGUS agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit was used to acquire charged off credit card debt. During the year ended March 31, 2001, the maximum was reached under the line of credit and Argus converted such amount to common stock and entered into a series of 7% demand secured notes with the Company and advances. The balance due under the secured notes at September 30, 2001 was 651,930 and $205,840 under the advances.

As of September 30, 2001, the Company's total assets were $659,930 and stockholders' equity was a deficit of $775,400. Argus has agreed to provide funding as and when required by the Company to meet its cash flow requirements through two lines of credit totaling $1,040,000.

Operations
----------

Consolidated operations for the quarter and six months ended September 30, 2001 resulted in a net loss of $107,313 and $245,127 respectively, on collection, servicing and fee gross income of $341,602 and $652,769 respectively. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the quarter and six months ended September 30, 2001, the Company recovered $95,728 and $153,620 respectively from its portfolio receivables of which $37,248 was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $193,804. As of September 30, 2001, the remaining outstanding balance of the receivables portfolio was approximately $15,500,000.

Operating expenses, including general and administrative costs, for the quarter and six months ended September 30, 2001, were $391,136 and $785,851 respectively, which was an estimated decrease of over 25% for the similar periods in 2000. The reduction was primarily a reflection of a reduction in payroll resulting from a re-organization of various employee departments.


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