Form 10QSB
period 2001-12-31
ADVANCED FINANCIAL INC
filed 2003-11-24
CIK 823314

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 ORa5 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended December 31, 2001


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2001, the Issuer had 5,866,137 shares of its common stock outstanding.

        Transitional Small Business Disclosure Format: Yes____ No___X___

                                   FORM 10-QSB

                                     Part 1



Item 1.   Financial Statements
          --------------------
                                                                            Page
                                                                            ----

          Unaudited  Consolidated Balance Sheet -December 31, 2001            3

          Unaudited Consolidated Statement of Operations for
          the three and nine  months ended  December 31, 2001                 4

          Unaudited Consolidated Statement  of Cash Flows for
          the  nine months ended December 31, 2001                            5

          Notes to Consolidated Financial Statements                          6




                                     Part II


Items 1-5.                                                                    16

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                        2001
                                                                    -----------
                                        ASSETS                      (Unaudited)


Collection fees receivable                                          $    92,272
Finance receivables                                                     162,903
Other                                                                    23,248
Property, furniture and equipment, net                                  116,062
Customer lists, net of amortization                                     227,483


                                                                    -----------
            Total  Assets                                           $   621,968
                                                                    ===========



            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
     Checks issued in excess of cash balances                       $    47,347
     Accounts payable and accrued expenses                              346,690
     Accounts payable - related party                                   205,840
     Notes payable                                                      808,880
     Capitalized lease obligations                                       47,852

                                                                    -----------
            Total Liabilities                                         1,456,609
                                                                    -----------


STOCKHOLDERS' EQUITY (DEFICIENCY)
     Preferred stock, Series B, $.005 par value; 1,000,000
       shares authorized, none issued and outstanding                      --
     Common stock, $.001 par value; 10,000,000 shares
       authorized, 5,866,137  issued and
       and outstanding                                                    5,866
     Paid-in capital                                                  1,253,260
     Accumulated deficit                                             (2,093,767)

                                                                    -----------
            Total Stockholders' Equity (Deficiency)                    (834,641)
                                                                    -----------


                                                                    -----------
                                                                    $   621,968
                                                                    ===========


        The accompanying notes are an integral part of these statements.



                               ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)



                                                                         Three And
                                                      Three Months      Six Months       Nine Months
                                                       December 31,     December 31,     December 31,
                                                           2001            2000             2001
                                                       -----------      -----------      -----------
                                                                       See Note Below
REVENUES
     Collection, servicing, and other fees             $   310,395    $                  $   950,840
     Other                                                   2,115                            13,422
     Interest                                                  116                             1,133

                                                       -----------                       -----------
                 Total revenues                            312,626                           965,395
                                                       -----------                       -----------

EXPENSES
     Operating expenses, including general and
       administrative costs                                355,812                         1,141,663
     Interest                                                9,555                            21,212
     Depreciation and amortization                           6,500                           106,888

                                                       -----------                        ----------
                 Total expenses                            371,867                         1,269,763
                                                       -----------                        ----------

                                                       -----------
NET LOSS                                               $   (59,241)   $                  $  (304,368)
                                                       ===========                       ===========

Weighted-average shares outstanding                      5,866,137                         5,866,137
                                                       ===========                       ===========

Loss per common share                                  $     (0.01)   $                  $     (0.05)
                                                       ===========                       ===========



NOTE: Due to the Company's emergence from a Chapter XI Reorganization, the Company is not able to reconstruct the 2000 fiscal year information.


        The accompanying notes are an integral part of these statements.

                                       4



                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                     Nine Months      Nine Months
                                                                     December 31,     December 31,
                                                                         2001             2000
                                                                      ---------        ---------
Cash flows from operating activities                                                See Note Below
    Net loss                                                          $(304,368)
    Adjustments to reconcile net loss to net
      cash used in operating activities
       Depreciation and amortization                                    106,888
       Net change in current  assets and  current liabilities           (98,803)

                                                                      ---------
              Net cash used in operating activities                    (296,283)
                                                                      ---------

Cash flows from investing activities
    Collections applied to finance receivables                           53,638
    Acquisitions of finance receivables                                       0
    Acquisitions of property, furniture, and equipment                  (12,127)
                                                                      ---------
              Net cash provided by (used in) investing activities        41,511
                                                                      ---------

Cash flows from financing activities
    Change in checks issued in excess of cash balances                   23,658
    Proceeds from notes payable                                         248,880
    Payments on capitalized lease obligations                           (17,766)
    Advances from related party                                            --
                                                                      ---------
              Net cash provided by financing activities                 254,772
                                                                      ---------

Net increase in cash                                                          0
Cash, beginning of period                                                  --
                                                                      ---------
Cash, end of period                                                   $       0
                                                                      =========


NOTE: Due to the Company's emergence from a Chapter XI Reorganization, the Company is not able to reconstruct the 2000 fiscal year information.


        The accompanying notes are an integral part of these statements.

                                       5

                            Advanced Financial, Inc.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

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

Also in January 2003, the SEC adopted rules implementing section 401(a) of the Act, which required public companies to disclose "all material off-balance sheet financing transactions, arrangements, obligations (including contingent obligations), and other relationships of the issuer with consolidated entities or other persons, that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses." The rules require an additional section in Management's Discussion and Analysis for the presentation of this new disclosure, and there are additional rules for companies that are not small business issuers. The rules are effective for interim and annual filings for periods ending on or after June 15, 2003. The impact of adopting this statement on the consolidated financial position or results of operations will not be material


9.Use of Estimates

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


NOTE D - NOTES PAYABLE

At December 31 Notes Payable consisted of the following:

     Due ARGUS, $716,080, interest at prime, due on demand, secured by substantially all of he Company's assets.

     Due AFI Capital Corporation, $42,815, interest at 7%, unsecured, due on demand.

     Due bank, $49,985 under a $50,000 Line of Credit, interest at 2% over prime, unsecured, due March 31, 2004.


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

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Comparative information for the three and nine months ended December 31, 2000 are not available. The Company has, however, included the information for the Year Ended March 31, 2001 which has been extracted from the Company's 10-KSB for the fiscal year then ended for additional information for the readers hereof to assist them in reviewing the periods ended December, 2001.

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




RESULTS OF OPERATIONS
---------------------
Three And Nine Months Ended  December 31, 2001
----------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a deficit cash balance at December 31, 2001 of $47,347. The Company's working capital requirements are being funded by Argus Investment Group, Inc. ("ARGUS ") the Company's majority shareholder, On February 5, 1999, ARGUS agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit was used to acquire charged off credit card debt. During the year ended March 31, 2001, the maximum was reached under the line of credit and Argus converted such amount to common stock and entered into a series of 7% demand secured notes with the Company and advances. The balance due under the secured notes at December 31, 2001 was $716,080 and $205,840 under the advances.

As of September 30, 2001, the Company's total assets were $621,968 and stockholders' equity was a deficit of $834,641. Argus has agreed to provide funding as and when required by the Company to meet its cash flow requirements through two lines of credit totaling $1,040,000. As of March 31, 2003, Argus and its related entities, through direct loans or guarantees had provided in excess of $1,000,000 in credit with an outstanding balance of approximately $895,000 of direct loans.

Operations
----------

Consolidated operations for the quarter and nine months ended December 31, 2001 resulted in a net loss of $59,241 and $304,368 respectively on collection, servicing and fee gross income of $312,626 and $968,395 respectively. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the quarter and nine months ended December 31, 2001, the Company recovered $57,388 and $211,008 respectively from its portfolio receivables of which $53,638 was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $162,903. As of December 31, 2001, the remaining outstanding balance of the receivables portfolio was approximately $14,000,000.

Operating expenses, including general and administrative costs, for the quarter and nine months ended December 31, 2001, were $355,812 and $1,141,633 respectively, which was an estimated decrease of over 25% for the similar periods in 2000. The reduction was primarily a reflection of a reduction in payroll resulting from a re-organization of various employee departments.



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