Form 10KSB
period 2002-03-31
ADVANCED FINANCIAL INC
filed 2003-11-24
CIK 823314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

  For the fiscal year ended:                           Commission file number:
        March 31, 2002                                          0-19485

                            ADVANCED FINANCIAL, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                               84-1069416
          --------                                               ----------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  5425 Martindale, Shawnee, KS                                      66218
  ----------------------------                                      -----
 (Address of principal executive offices)                         (Zip Code)

                    Issuer's telephone number (913) 535-1072
                                              --------------

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

     Issuer's revenues for the fiscal year ended March 31, 2002 were $1,152,171

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 31, 2002 and as of the date of filing this Annual Report was $ 0.

     State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2002: 5,866,137.

     Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court. Yes   X   No
                                       -----    -----

          Transactional Small Business Disclosure Format Yes___ No _X__

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                       PAGE

Part I
------

         Item 1 -   Description of Business                                   3

         Item  2 -  Description of Property                                  10

         Item  3 -  Legal Proceedings                                        11

         Item  4 -  Submission of Matters to a Vote of Security Holders      11

Part II
-------

         Item  5 -  Market for Common Equity and Related
                     Stockholder Matters                                     12

         Item  6 -  Management's Discussion and Analysis or
                     Plan of Operation                                       12

         Item  7 -  Financial Statements                                     17


Part III
--------

         Item  9 -  Directors, Executive Officers, Promoters
                     and Control Persons; Compliance With
                     Section 16(a) Of The Exchange Act                       36

         Item 10 -  Executive Compensation                                   37

         Item 11 -  Security Ownership of Certain Beneficial Owners
                     and Management                                          38

         Item 12 -  Certain Relationships and Related Transactions           39

Part IV
-------

         Item 13 -  Exhibits and Reports                                     40

Signatures                                                                   43
----------

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

History of the Company and Subsidiaries
---------------------------------------

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

Pursuant to the Plan of Reorganization, on February 19, 1999 (the "Effective Date") the Company completed a recapitalization. On the Effective Date, the authorized common stock was decreased from 25,000,000 shares to 10,000,000 shares of $0.001 par value per share and the authorized preferred stock was decreased from 10,000,000 shares to 1,000,000 shares of $0.005 par value per share. All 5,836,476 shares of common stock and all 363,000 shares of preferred stock outstanding immediately prior to the Effective Date were canceled and 3,000,000 shares of new common stock were issued to shareholders of record immediately prior to the Effective Date and to creditors. In addition, warrants to purchase 900,000 shares of common stock, at a warrant exercise price of $1.25 per share, were issued to creditors. The warrants which were callable by the Company at 130% of the strike price expired on March 31, 2002. Of the 3,000,000 new shares of common stock issued in the recapitalization, 300,000 shares were issued to holders of record of the preferred and common stock immediately prior to the Effective Date. Such shareholders received .0546 share of a new common stock for each canceled share of old common stock and old preferred stock. The Company also issued 900,000 shares of new common stock to various creditors of the Company. Argus Investment Group, Inc. ("ARGUS ") formerly known as First Mortgage Investment Co. ("FMIC"), a creditor with secured claims against the Company, received 1,800,000 shares of the new common stock and an option to acquire an additional 3,000,000 shares at $.50 per share. In addition, on the Effective Date, ARGUS purchased the land and building owned by AFIM located at 5425 Martindale, Shawnee, Kansas, for a purchase price of $1,030,000. AFIM used the net proceeds to satisfy the claims of creditors in accordance with the Plan of Reorganization. (See ITEM 2. DESCRIPTION OF PROPERTY)

In November 1998, the Company determined that business opportunity existed in the purchasing of delinquent consumer receivables. Effective February 19, 1999, the Company acquired 100% of the outstanding stock of Cannon Financial Company ("CFC"). CFC provides accounts receivable management services to various health care providers, financial institutions, and retail firms on a contingency basis. These services include delinquent debt recovery, management of litigation and skip tracing services to locate debtors and assets. CFC was formed in July 1998 to acquire the collection operations from a firm located in Kansas City, MO. The operations acquired by CFC had been in existence for more than 30 years. CFC is using the existing collection operations as a foundation to acquire charged off credit card debt and collect such debt for its own account.

On November 15, 1999, pursuant to an Asset Purchase Agreement between AIH Services, Inc. ("AIH") and CFC, CFC acquired certain assets for use in the operation and conduct of the businesses of AIH known as AIH Receivable Management Services and AIH Early Recovery Services. AIH is engaged in the business of collecting non-performing receivables on behalf of third parties. The funds used to purchase the AIH assets were loaned to CFC from the Registrant's largest shareholder, ARGUS. ARGUS is controlled by Philip J. Holtgraves a director of the Registrant. The assets acquired included furniture, fixtures, equipment, client lists, the FACS system trade names and telephone numbers. CFC and AIH consolidated its operations continuing to use these assets in conducting its operations. CFC later changed its name to AIH Receivable Management Services, Inc.

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

During the fiscal year ended March 31, 2001, ARGUS exchanged certain liabilities for 539,732 shares of common stock of the Company.

Nature of the Company's  Business
-----------------------  --------

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

The credit card industry has experienced significant growth. During the last ten-year period, this growth rate has been approximately 26% annually with global credit card charge volume growing to $2 trillion. Even though the US market has been saturated, the industry has significant growth prospects in the long term given the increased consumer utilization of credit cards to pay routine bills as well as the opportunities internationally especially in Asia, Europe, and Latin America. As a result of continued growth prospects for the credit card industry, the volume of charged off credit card debt should continue to escalate.

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

In the early nineties, banks and financial institutions, primarily credit card issuers, changed their approach in the management of charged off consumer receivables. These banks and financial institutions began to sell charged off consumer receivable portfolios to delinquent debt recovery firms and investment groups in lieu of third party replacements. The practice has gained acceptance from the major credit card issuers, such that billions of dollars in charged off credit card debt has been sold to debt recovery firms. The advantage of selling charged off debt over maintaining in house recovery departments and collection agencies is that such firms are not subject to some of the business and credit related constraints of banks and collection agencies.

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

Portfolio Acquisitions
----------------------

There is an active secondary market for the purchase of portfolios of charged off credit card debt. CFC purchases charged off credit card debt at significant discounts to face value. The age of charged off accounts range from 180 days to 5 years or more. CFC's goal is to target portfolios that are 18 to 30 months past due. In many instances, the portfolios have been sent out once or twice to collection agencies. CFC believes that by the time it acquires the account, the event that may have caused the debtor to default, (a divorce, loss of job, or medical emergency etc.), may be resolved and the debtor may be recovering financially. The Company feels it can continue to buy this type of debt for approximately $.04 to $.06 on the dollar. Typically, the market price for "fresher", or recently charged off debt is approximately $.08 to $.10 on the dollar. CFC has purchased portfolios with principal balances between $167,000 and $9,275,000 with accounts in most states, however, the majority of the current accounts are in the states of Kansas and Missouri.

Portfolios are sold in the secondary market either through a bidding, negotiated, or contractual ("forward flow") arrangement. To date all of the Company's purchases have been negotiated sales. The Company is pursuing additional financing to pursue forward flow arrangements. Such financing would allow the Company to meet the financial commitments required in a forward flow agreement.

Collection Process
------------------

Once the Company purchases a portfolio, the accounts are entered into its Flexible Automated Collection System (FACS). The portfolio is then screened for deceased and bankrupt customers. If any are found they are returned to the seller for replacement or a refund. The next step is to verify addresses. On those accounts with no known addresses, job or phone number, a skip trace is performed. At this point the Company's experienced collection officers work the accounts for collection. The Company's policy is to use a gentler and more pragmatic approach than followed by most traditional collection agencies. Experience suggests that most debtors get into trouble due to life altering changes such as divorce, job loss, or medical emergency, and the Company believes that a positive approach is more productive than a confrontational one. Accounts that do not respond to collection efforts are referred for legal action. The Company works closely with a law firm, which prepares and files the legal actions necessary to obtain a judgment against the debtor. Once a judgment is entered, the Company pursues the judgement.

Systems
-------

The Company uses the Flexible Automated Collection System (FACS) produced and maintained by Ontario Systems. The FACS System operates on the Unix local area network. The Company's current systems are capable of handling the Company's anticipated growth for the foreseeable future.

Customers
---------

The Company generally has a broad and well-diversified client base that includes hospitals, medical groups, laboratories, convalescent homes, banks, and credit unions. Although, the Company has several customers and the loss of any one of these customers could have a material adverse effect on the Company's operations, no customer comprises more than 10% of the Company's consolidated revenues as of March 31, 2002.

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

Employees
---------

As of March 31, 2002, the Company and its subsidiary had 25 full time employees. The Company believes that its relations with its employees are good.


                                Subsequent Events
                                -----------------


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

In July, 2001, the Company entered into a four year Agreement with AFI Capital Corporation ("Capital") a Nebraska corporation. Pursuant to the agreement, Capital is providing financial, acquisition, and general public company business consulting services. Compensation for such services is based on a "successful efforts" basis and will initially primarily consist of the Company's common equity and cash performance fees as earned. The above proposed acquisition transaction discussed above, is subject to this Agreement, wherein AFI Capital Corporation is serving as the "Sponsor" of the proposed transaction.

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

To implement the provisions, terms and conditions of the various agreements including the Certificate of Designation for the ADAC Series A Preferred Stock:
(i) Larry J. Horbach and Christopher D. Davis were appointed to the Board of Directors of the Registrant to fill the vacancies created by the resignation of two directors following the Registrant's emergence from it's Chapter XI Reorganization, serving until elected at the next meeting of shareholders; and
(ii) Mr. Horbach resigned as a director of ADAC, with that position then being filled by Mr. Davis. The Registrant, as the sole shareholder of ADAC, effected such ADAC director changes and entered into an agreement to amend the ADAC By-laws to provide that the number of ADAC directors shall be fixed at three as long as any Series A Preferred Shares remain outstanding. In addition, Mr. Davis as well as the Registrant's President, Charles Holtgraves, were elected to the ADAC board of directors.

Mr. Holtgraves and Mr. Horbach are directors of Gateway. Mr. Davis has no affiliation with Gateway. Mr. Holtgraves owns 14.65% of an entity that owns 55.56% of the ADAC Series A Preferred Stock. Mr. Davis serves as the Trustee of the Davis Investment Management Trust for the Davis Investments VI LP, which LP owns 44.44% of the ADAC Series A Preferred Stock. Mr. Horbach owns no ADAC stock.

The Company, as of the filing of this Annual Report, has also entered into preliminary negotiations to participate in a similar venture with Gateway, which project has an anticipated closing first quarter of fiscal 2004.

With the proposed transaction under the April 22, 2002 agreement, the completion of the Madisonville Project and the pending venture with Gateway, the Company has determined that the ability to generate long-term value for the common shareholders could be enhanced if the present Company operations, (as described under the NATURE OF THE COMPANY'S BUSINESS) were sold. The Company would then concentrate its growth efforts in the energy industry. Negotiations have been entered into with an entity controlled by the Company's principal creditor and majority stockholder, Argus, wherein these operations would be exchanged for the debt held by Argus. The Board of Directors has engaged an investment banking firm to determine the fair market value as of September 30, 2003 of the operations to be sold. The transaction is anticipated to result in a gain to the Company.

Upon completion of the transaction, the Company intends to amend its Certificate of Incorporation to effect a 1 for 3 reverse stock split and a name change.

Argus, the holder of over 71% of the presently outstanding common stock of the Company has indicated its intent to vote in favor of the above transactions.


ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

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

Investments in Real Estate Mortgages
------------------------------------

During fiscal 2002, the Company did not invest in any real estate mortgages.

Securities of or Interests in Persons Primarily Engaged in Real Estate
Activities
----------------------------------------------------------------------

During fiscal year 2002, the Company did not invest in securities of or interests in persons primarily engaged in real estate activities.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Company is not involved in any lawsuits as of March 31, 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------


No matters were submitted to a vote of security holders during the Company's fiscal year ended March 31, 2002, either through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

The Company's common stock traded on the OTC Pink Sheets under the symbol AVFI. The following table sets forth the high and low prices for the common stock as reported on the Pink Sheets for the four quarters of fiscal 2002 and 2001. The prices do not include retail mark-ups, markdowns, or other fees or commissions, and may not represent actual transactions.


                    2002                      High                  Low
-------------------------------------- ------------------   -------------------
Quarter ended June 30, 2001             No transactions      No transactions
Quarter ended September 30, 2001        No transactions      No transactions
Quarter ended December 31, 2001         No transactions      No transactions
Quarter ended March 31, 2002            No transactions      No transactions

                    2001                     High                  Low
-------------------------------------- ------------------   -------------------
Quarter ended June 30, 2000                  $0.10                $0.10
Quarter ended September 30, 2000             $1.25                $0.01
Quarter ended December 31, 2000              $0.01                $0.01
Quarter ended March 31, 2001                $0.001                $0.001


At March 31, 2002, and as of the date of filing this Annual Report, no active market existed for the Company's common stock. On such date, 524 holders of record held the Company's common stock. The Company estimates that it has approximately 1,200 beneficial shareholders.

Reference is made to PART I, ITEM 1 for a description of the Company's Plan of Reorganization and recapitalization and its effects on the common stock and stockholders of the Company.

At March 31, 2002, and as of the date of filing this Annual Report, the Company had not paid any cash dividends on its common stock. The Company was not subject to any restrictive covenants or agreements, which limit its ability to pay dividends. The Company has no plans to pay cash dividends on its common stock in the near future.


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

RESULTS OF OPERATIONS
---------------------
Year Ended March 31, 2002
-------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a positive cash balance at March 31, 2002 of $37,794. In March 2001, the Company's majority shareholder agreed to make available to the Company an additional line of credit bringing the aggregate credit line to $1,355.000. The line of credit draws interest at the prime rate, is due on demand, and is secured by substantially all of the Company's assets, This line of credit is used to acquire charged off credit card debt and working capital requirements. The balance due under the line of credit at March 31, 2002 was $813,932. In addition to the credit line, ARGUS had open advances to the Company of $205,840 at March 31, 2002

As of March 31, 2002, the Company's total assets were $562,750 and stockholder's equity was a deficit $1,026,771. During the year, the Company did not acquire any finance receivables for its own account.

Operations
----------

Consolidated operations for the year ended March 31, 2002 resulted in a net loss of $496,498 on collection, servicing and fee gross income of $1,088,126. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the period, the Company recovered $267,258 from its portfolio receivables of which $166,706 was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $88,899. As of March 31, 2002, the remaining outstanding balance of the receivables portfolio was approximately $14,000,000.

Operating expenses, including general and administrative costs for the year ended March 31, 2002 were $1,508,007 compared to $1,971,540 for the prior year. The reduction was primarily a reflection of a reduction in payroll resulting from a re-organization of various employee departments.

Factors Affecting Future Results
--------------------------------

The Company's ability to generate long-term value for the common stockholders is dependent in part upon future acquisitions of assets which can generate profitable operations, and the ability to obtain financing of such acquisitions from sources other than its majority stockholder at rates that can result in a reasonable return on those acquisition investments. As described earlier under
ITEM 1. Subsequent Events, the Company entered into a Letter of Intent followed with an agreement in fiscal year 2003 to acquire, through a wholly-owned subsidiary, the stock of a private company in the oil and gas industry which could provide a reasonable return on the investment therein. Funds to effect this transaction will be provided from outside sources. There is no assurance that the contemplated transaction can be completed. In addition to the open agreement, the Company, through a wholly-owned subsidiary, has concluded a natural gas project agreement with Gateway Energy Corporation in fiscal year 2004.

ACCOUNTING PRONUNCEMENTS AND
----------------------------
RECENT REGULATORY DEVELOPMENTS
------------------------------


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



ITEM 7.  FINANCIAL STATEMENTS
         --------------------

Financial statements for the years ended March 31, 2001, and March 31, 2002 are presented on the following pages.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                                       AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

                             March 31, 2001 and 2002

              Report of Independent Certified Public Accountants

Stockholders and Directors
Advanced Financial, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Advanced Financial, Inc. and Subsidiaries as of March 31, 2002 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Financial, Inc and Subsidiaries as of March 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Weaver & Martin, LLC
Kansas City, Missouri
October 27, 2003



                                        ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                                         March 31,               March 31,
                                                                           2001                   2002
                                                                        -----------            -----------
                                   ASSETS

Cash                                                                    $                      $    37,794
Collection fees receivable (note E)                                          72,824                 83,468
Finance receivables (notes A and D)                                         255,605                 88,899
Other                                                                        14,676                 11,749
Property, furniture and equipment, net (notes A, F, and I)                  148,630                116,227
Customer lists, net of amortization of $56,164 and $127,236
  at March 31, 2001 and 2002, respectively (notes A and C)                  250,613                224,613

                                                                        -----------            -----------
             Total  assets                                              $   742,348            $   562,750
                                                                        ===========            ===========



             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
      Checks issued in excess of cash balances                          $    23,689            $
      Accounts payable and accrued expenses                                 417,473                317,154
      Accounts payable - related party (note L)                             205,840                205,840
      Notes payable (note E)                                                560,000              1,066,527
      Capitalized lease obligations (note F)                                 65,618

                                                                        -----------            -----------
             Total liabilities                                            1,272,620              1,589,521
                                                                        -----------            -----------


STOCKHOLDERS' EQUITY (DEFICIENCY) (notes B and G)
      Preferred stock, Series B, $.005 par value;
        1,000,000 shares authorized,
        none issued and outstanding                                            --                     --
      Common stock, $.001 par value; 10,000,000 shares
        authorized, 5,866,137 and 5,866,137 shares issued
        and outstanding in 2001 and 2002, respectively                        5,866                  5,866
      Paid-in capital                                                     1,253,261              1,253,261
      Accumulated deficit                                                (1,789,399)            (2,285,898)

                                                                        -----------            -----------
             Total stockholders' equity (deficiency)                       (530,272)            (1,026,771)
                                                                        -----------            -----------

                                                                        -----------            -----------
                                                                        $   742,348            $   562,750
                                                                        ===========            ===========



                        The accompanying notes are an integral part of these statements.




                                  ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year ended               Year ended
                                                                  March 31, 2001             March 31, 2002
                                                                 ---------------             --------------

REVENUES
     Collection, servicing, and other fees                          $ 1,312,370                $ 1,088,126
     Other                                                              109,939                     63,644
     Interest                                                               844                        401

                                                                    -----------                -----------
                 Total revenues                                       1,423,153                  1,152,171
                                                                    -----------                -----------

EXPENSES
     Operating expenses, including general and
       administrative costs                                           1,971,540                  1,508,007
     Interest                                                            52,600                     66,549
     Depreciation and amortization                                       95,774                     74,113
     Impairment of intangible assets (note A)                              --                         --
                                                                    -----------                -----------
                 Total expenses                                       2,119,914                  1,648,669
                                                                    -----------                -----------

                                                                    -----------                -----------
NET LOSS                                                            $  (696,761)               $  (496,498)
                                                                    ===========                ===========

Weighted-average shares outstanding                                   5,329,346                  5,866,137
                                                                    ===========                ===========

Loss per common share (note A)                                      $     (0.13)               $     (0.08)
                                                                    ===========                ===========


                         The accompanying notes are an integral part of these statements.






                                      ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)



                                    Preferred         Common         Paid-in      Accumulated      Treasury
                                     stock            stock          capital        deficit         stock            Total
                                   ----------      -----------     -----------    ------------    ----------     -----------

Balance, March 31, 2000                   --             5,326       1,199,828     (1,092,638)           --          112,516

Net loss for year ended
    March 31, 2001                        --              --              --         (696,761)           --         (696,761)

Issuance of common stock for
    operating costs
    (539,732 shares)                      --               540          53,433           --              --           53,973
                                   -----------     -----------     -----------    -----------     -----------    -----------

Balance, March 31, 2001                   --             5,866       1,253,261     (1,789,399)           --         (530,272)

Net loss for year ended
    March 31, 2002                                                                   (496,498)                      (496,498)

       Rounding                                                                            (1)                            (1)

                                   -----------     -----------     -----------    -----------     -----------    -----------
Balance, March 31, 2002            $         0     $     5,866     $ 1,253,261    $(2,285,898)    $         0    $(1,026,771)
                                   ===========     ===========     ===========    ===========     ===========    ===========





                               The accompanying notes are an integral part of this statement.



                                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year ended          Year ended
                                                                         March 31, 2001     March 31, 2002
                                                                        ---------------     --------------
Cash flows from operating activities
     Net loss                                                             $(696,761)           $(496,498)
     Adjustments to reconcile net loss to net
       cash used in operating activities
        Depreciation and amortization                                        95,774               74,113
        Rent paid in stock                                                   53,973                 --
        Changes in assets and liabilities
            Collection fees receivable                                       29,111              (10,644)
            Other assets                                                     (6,927)               2,926
            Accounts payable and accrued expenses                            93,130             (100,319)

                                                                          ---------            ---------
               Net cash used in operating activities                       (431,700)            (530,422)
                                                                          ---------            ---------

Cash flows from investing activities
     Collections applied to finance receivables                             285,686              166,706
     Acquisitions of property, furniture, and equipment                      (6,416)             (15,710)

                                                                          ---------            ---------
               Net cash provided by (used in) investing activities          279,270              150,996
                                                                          ---------            ---------

Cash flows from financing activities
     Change in checks issued in excess of cash balances                     (31,367)             (23,689)
     Proceeds from notes payable                                               --                506,527
     Payments on capitalized lease obligations                              (22,043)             (65,618)
     Advances from related party                                            205,840                 --

                                                                          ---------            ---------
               Net cash provided by financing activities                    152,430              417,220
                                                                          ---------            ---------

Net increase (decrease) in cash                                                --                 37,794
Cash, beginning of year                                                        --                   --
                                                                          ---------            ---------
Cash, end of year                                                         $    --              $  37,794
                                                                          =========            =========

Supplementary disclosures of cash flow information
     Cash paid for interest                                               $  52,600            $   5,397






                     The accompanying notes are an integral part of these statements.



                            Advanced Financial, Inc.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2002

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

Also in January 2003, the SEC adopted rules implementing section 401(a) of the Act, which required public companies to disclose "all material off-balance sheet financing transactions, arrangements, obligations (including contingent obligations), and other relationships of the issuer with consolidated entities or other persons, that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses." The rules require an additional section in Management's Discussion and Analysis for the presentation of this new disclosure, and there are additional rules for companies that are not small business issuers. The rules are effective for interim and annual filings for periods ending on or after June 15, 2003. The impact of adopting this statement on the consolidated financial position or results of operations will not be material

8. Use of Estimates

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

2. AFI Capital Corporation Agreement

In July 2001, the Company entered into a four-year agreement with AFI Capital Corporation (Capital), a Nebraska corporation. Pursuant to the agreement, Capital will provide financial, acquisition, and general public company business consulting services. Compensation for such services will be based on a successful-efforts basis and will consist primarily of the Company's common equity. The proposed acquisition transaction discussed in the following paragraph is subject to the terms and conditions of this agreement, wherein Capital will be compensated for the successful completion of the acquisition. Larry J. Horbach, who was appointed assistant secretary of the Company, and elected to fill a vacant Company director position in March 2003, is the president and a director of AFI Capital Corporation. Mr. Holtgraves is a founding director.

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

NOTE D - FINANCE RECEIVABLES

AIH purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the years ended March 31, 2001 and 2002 respectively:

                                                         2001            2002
                                                       ---------      ---------

Beginning balance, acquisition                         $ 541,291      $ 255,605

Purchase of finance receivables
Collections applied to principal on finance
  receivables                                           (285,686)      (166,706)
                                                       ---------      ---------
Balance, March 31                                      $ 255,605      $  88,899
                                                       =========      =========



To the extent that the carrying amount of a pool of receivables exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of March 31, 2002, no provision for loss has been recorded.


NOTE E - NOTES PAYABLE

The following summarizes the Company's notes payable at:

                                                      March  31        March 31
                                                         2001            2002
                                                      ---------      ----------
Unsecured borrowings under a $1,355,000
  line of credit from ARGUS, interest
   at prime, secured by substantially
   all of the Company's assets                        $  560,000      $  923,932
                                                      ----------

Due AFI Capital Corporation
  none interest bearing,
  non secured                                                             42,815

Borrowings  under bank line of credit,
  interest at two over prime,
  unsecured, guaranteed by a director                                     99,780
                                                                      ----------
                                                                      $1,066,527
                                                                      ----------

NOTE F - LEASES

The Company leased its office space from its majority stockholder, ARGUS, under an operating lease at a lease cost of $8,800 per month through February 2002, under a non-cancelable lease agreement. The Company subsequent thereto entered into a month to month lease with Argus through July 31, 2002. On August 1, 2002, the Company entered into a two year lease with a non-related third party.

The Company leased equipment under a capital lease for a period of five years. During the fiscal year ended March 31, 2002, the Company paid off the lease. Property recorded under the capital lease had an original cost of $121,311 and a net book value of $34,568 at March 31, 2002.

Operating lease expense was approximately $139,400 and $ 123,700 for fiscal years 2001 and 2002 respectively.


The following is a schedule of future minimum rental payments required under the above leases as of March 31, 2002:

         Year ending                   Capital               Operating
          March 31,                     Lease                  Lease
        ---------------            -----------------      -----------------

            2003                                  -               $ 62,368
            2004                                  -                 99,792
            2005                                  -                 34,304
                                                          -----------------
                                                                 $ 162,160
                                                          =================
NOTE  G - EMPLOYEE STOCK OPTIONS

On February 19, 1999, the Company issued 50,000 shares of common stock at $0.50 per share, to a non-employee for service provided in connection with an acquisition. The options are immediately exercisable and will expire ten years from the date of issuance.

Options to purchase 299,999 shares of the Company's common stock have been issued to an officer of the Company. One hundred forty-nine thousand nine hundred ninety-nine (149,999) of the options were exercisable at $0.25 per share on or after November 13, 2000 through the expiration date of November 13, 2010, if the Company's common stock has attained and maintained bid prices of $1, $2, $3, and $4 for twenty consecutive trading days, respectively, one-fourth (37,500) of the options are exercisable.

In January, 2001, in connection with the resignation of the officer, the terms of the option were changed resulting in an immediate vesting of all options and a fixed exercise price of $.25 per share exercisable to February 19, 2011.

The stock options are accounted for as a variable plan under APB 25 and related Interpretations. No compensation cost has been recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, and to reflect the changes in January 2001, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below for the year ended March 31, 2001 and 2000 respectively.

                                                     2001               2002
                                          -------------------------------------
Net loss                      As reported        $ (696,761)        $ (496,498)
                                Pro forma          (705,014)          (496,498)

Loss per common share         As reported           $ (0.13)           $ (0.08)
                                Pro forma             (0.13)             (0.08)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0.0%; expected volatility of 289.1%; risk-free interest rates of 5.54%; and expected lives of 10 years.


The following summary sets forth the activity under the Plan:

                                                             Options                 Options
                                                            exercisable            exercisable
                                                             at $.50                 at $.25
--------------------------------------------------------------------------------------------------------------------------
                                                              Time       Vested        Time        Vested
                                                             vesting    on grant     vesting      on grant         Total

Outstanding at March 31, 2000                                   5,000      50,000      150,000      149,999       354,999
     Granted during fiscal year ended March 31, 2001           35,000           -            -      299,999       334,999
     Canceled during fiscal year ended March 31, 2001         (15,000)          -     (150,000)    (149,999)     (314,999)
     Exercised during fiscal year ended March 31, 2001              -           -            -            -             -
                                                            ---------    --------     --------      -------       -------
                                                               25,000      50,000            -      299,999       374,999
                                                            =========    ========     ========      =======       =======
Options vested                                                      -      50,000            -      299,999       349,999
                                                            =========    ========     ========      =======       =======
Outstanding at March 31, 2001                                  25,000      50,000            -      299,999       374,999
     Granted during fiscal year ended March 31, 2002                -           -            -            -             -
     Canceled during fiscal year ended March 31, 2002               -           -            -            -             -
     Exercised during fiscal year ended March 31, 2002              -           -            -            -             -
                                                               25,000      50,000            -      299,999       374,999
                                                            ---------    --------     --------      -------       -------
Options vested                                                      -      50,000            -      299,999       349,999
                                                            =========    ========     ========      =======       =======


The following tables summarizes information about options outstanding at March
31, 2001 and 2002:

                                 2001 compensatory stock options
                                 -------------------------------
                       Options outstanding                                               Options exercisable
-----------------------------------------------------------------------------     ---------------------------------
                                        Weighted-average
    Range of              Number           remaining         Weighted-average       Number         Weighted-average
 exercise prices       outstanding      contractual life     exercise price       exercisable      exercisable price
 ---------------       -----------      ----------------     --------------       -----------      -----------------

$0.25 to $0.50                374,999      7.1 years              $ 0.30            349,999                $ 0.29


                                  2002 compensatory stock options
                                  -------------------------------
                       Options outstanding                                              Options exercisable
-------------------------------------------------------------------------      ---------------------------------------
                                       Weighted-average
    Range of              Number           remaining         Weighted-average       Number         Weighted-average
 exercise prices       outstanding      contractual life     exercise price       exercisable      exercisable price
------------------   -----------------  -----------------   -----------------  -----------------  --------------------

$0.25 to $0.50                374,999      8.1 years                  $ 0.29             50,000                $ 0.50


NOTE H - INCOME TAXES

The difference between actual income tax expense (benefit) and expected income tax expense (benefit) at the statutory federal income tax rate (34%) computed as follows at March 31,

                                                       2001            2002
                                                     ---------        ---------
Expected income tax benefit
     at statutory rate                               $(236,899)       $(168,809)
State income taxes, net                                (22,487)         (16,024)
Change in valuation allowance                          252,070          180,901
Other                                                    7,316            3,932
                                                     ---------        ---------
        Actual income tax expense                    $    --          $    --
                                                     =========        =========


The following is the tax effect of temporary differences that gave rise to the significant portions of deferred tax assets and liabilities at March 31,

                                                       2001             2002
                                                   -----------      -----------
Deferred tax assets
     Net operating loss carryforward               $ 3,966,699      $ 4,147,600

Valuation allowance                                 (3,966,699)      (4,147,600)
                                                   -----------      -----------

        Net deferred tax asset                     $      --        $      --
                                                   ===========      ===========


The Company has estimated net operating loss carryforwards of approximately $10.37 million as of March 31, 2002. These net operating losses will expire in the years ended March 31, 2009 through March 31, 2022.

Total deferred taxes consist primarily of the benefit of the net operating loss carryforward. Management has established a valuation allowance to reduce the total deferred tax asset to $0. As of March 31, 2002, the Company has no recoverable income taxes previously paid.

NOTE I - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

                                                   March 31,          March 31,
                                                     2001               2002
                                                   ---------          ---------
Furniture and fixtures                             $ 276,389          $ 292,099

Accumulated depreciation                            (127,759)          (175,872)
                                                   ---------          ---------
                                                   $ 148,630          $ 116,227
                                                   =========          =========

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement No. 107, Disclosure About Fair Value of Financial Instruments, and Financial Accounting Standards Board Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, require that the Company disclose estimated fair values for its financial instruments. Fair value estimates have been made as of March 31, 2001 and March 31, 2002 based on the current economic conditions, risk characteristics of the various financial instruments, and other subjective factors.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash:  The carrying amounts approximated fair value.

Finance receivables: The Company records finance receivables at cost, which is discounted from the actual principal balance. This cost is reduced as collections are made. The carrying value of finance receivables approximates fair value at March 31, 2001 and 2002.

Notes payable: The fair values of the notes payable are estimated based on discounted values of contractual cash flows using rates currently available for similar loan types.

The estimated fair value and carrying value of the Company's financial instruments are as follows at March 31, 2001 and 2002:



                                   __________2001__________                __________2002__________
                             Carrying value          Fair value      Carrying value          Fair value
                            ------------------   -------------------------------------   -------------------
Financial assets:
     Cash                           $ (61,136)            $ (61,136)         $ 37,793              $ 37,793
     Finance receivable               255,605               255,605            88,899                88,899
Financial liabilities:
     Notes payable                    560,000               560,000         1,066,527             1,066,527



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


NOTE N - GOING CONCERN

The accompanying consolidated financial statements have been prepared on going concern basis, which contemplates the Company's continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. These statements do not reflect adjustments that might result if the Company is unable to continue as a going concern. As a result of continued poor operating performance such matters are subject to significant uncertainty. As set forth in NOTE M-SUBSEQUENT EVENTS, the Company, in fiscal year 2004, has closed an initial investment in the oil and gas industry with Gateway Energy Corporation of Houston, Texas (the Madisonville Project). The Company intends to continue investing in the oil and gas industry through a field services acquisition, as is described in Note B. In addition, the Company, as of the filing of this Annual Report, has entered into negotiations to participate in an additional venture with Gateway Energy Corporation, which project has an anticipated closing early in the calendar year 2004. Management believes this industry and the future acquisitions and project ventures with Gateway Energy could bring profits and capital to sustain future growth and operations.


NOTE O - RELATED PARTIES

Reference is made to NOTE M- SUBSEQUENT EVENTS and NOTE C- ACQUISITIONS AND AGREEMENTS for additional information concerning the following:

Larry J. Horbach who was appointed to fill a vacant director's position in May 2003, and Charles A. Holtgraves, the Chairman of the Board and President of the Registrant are also directors of Gateway Energy Corporation.

Mr. Horbach is the President and Chairman of the Board of AFI Capital Corporation. Mr. Holtgraves is a director of AFI Capital Corporation,

Argus Investment Group, Inc. ("ARGUS ") formerly known as First Mortgage Investment Co. is a family owned corporation involved in venture capital lending and financing. The stock of ARGUS is 100% owned by the Philip J. Holtgraves Irrevocable Trust DTD 9/20/93. Philip J. Holtgraves is the Chairman of ARGUS , a Director of the Registrant and the father of Charles A. Holtgraves. Charles A. Holtgraves is the President of ARGUS and Chairman, President and Director of the Registrant.

Mr. Holtgraves is the President and the 100% owner of Balance In Full, Inc. ("BIF") BIF. places delinquent charged of credit card accounts with AIH Receivable Management Services, Inc. ,a wholly owned subsidiary of the Registrant, ("AIH") for collection services. The fees paid by BIF for regular collections are 36% and 50% for legal accounts, which fees are comparable for non related party accounts. During the fiscal year ended March 31, 2002, gross collections were approximately $66,100.

AIH leased office space from ARGUS for $8,800 per month to February 2002 and then $4,400 per month through July 2002. The property was then sold by ARGUS to a non related party, and AIH is currently paying $7,795 per month.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         ----------------------------------------------------------

Directors and Executive Officers.
---------------------------------

As of March 31, 2002, the following persons served as directors and executive officers of the Company.

         NAME                  AGE                          POSITION
         ----                  ---                          --------

Charles A. Holtgraves           37                Chairman/ President/Treasurer/
                                                  Director

Philip J. Holtgraves            77                Director and Secretary


Charles A. Holtgraves. From November 1998 to current, Mr. Holtgraves has been Chairman, President, Treasurer and Director of the Company and its subsidiaries.. Mr. Holtgraves is the President of Argus Investment Group, Inc. ("Argus") a family owned corporation involved in venture capital lending and financing. Mr. Holtgraves was the Chief Financial Officer and Vice President of First Mortgage Investment, Co., a full service mortgage banking operation, which he co-founded in 1988 until its sale of assets in August 1998. Mr. Holtgraves has been an officer and director of Gateway Energy Corporation, a publicly traded natural gas company, since 1988. Mr. Holtgraves graduated from McPherson College in 1988 with a dual degree in Finance and Accounting. Charles Holtgraves is the son of Philip J. Holtgraves.

Philip J. Holtgraves. From November 1998 to current, Mr. Holtgraves has been a Director of the Company and also serves as the Secretary of the Company. Mr. Holtgraves is the Chairman of Argus a family owned corporation involved in venture capital lending and financing. Mr. Holtgraves was the principal owner of First Mortgage Investment, Co., a full service mortgage banking operation, which he co-founded in 1988. Mr. Holtgraves was president and Chief Operating Officer of Missouri Valley Investment, Co. from 1954 through 1987, becoming the sole shareholder in 1965. Mr. Holtgraves sold Missouri Valley Investment, Co. in 1987 to a Texas Savings Association. From 1950 to 1954, Mr. Holtgraves was employed by the Mid Continent regional office of the Prudential Insurance Co. in Kansas City. In addition Mr. Holtgraves was the principal owner of and President of Construction materials Inc., a chain lumber dealer in eastern Kansas. He sold his interest in the operation in 1976. Mr. Holtgraves was admitted to the Missouri Bar Association in 1951 and practiced law in the Kansas City area until 1952. Mr. Holtgraves has served on the board of directors of several banks including First National Bank of Chanute and Mark Twain Plaza Bank in Kansas City. Mr. Holtgraves was an agent for Rail Road Savings & Loan in the Olathe, Kansas area for over twenty-five years. Mr. Holtgraves also holds a Missouri Real Estate Broker's License. He is the father of Charles Holtgraves.

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2002, all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent beneficial owners were complied with., except that Argus failed to timely file a report with respect to the exchange of 539,732 shares of common stock of the Registrant for certain obligations owed to Argus,


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     The following table sets forth information regarding compensation paid by the Company to the Chief Executive Officer in the 2000, 2001, and 2002 fiscal years. No executive officer received compensation in excess of $100,000 in any of those fiscal years.


                                               SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                                                               ----------------------
                              Annual Compensation (1)(2)                       Awards                   Payouts
                              --------------------------                       ------                   -------
 (a)                (b)           (c)           (d)                (e)           (f)          (g)         (h)          (i)

                                                                  Other       Restricted   Securities
Name and                                                         Annual        Stock       Underlying     LTIP      All Other
Principal                                                     Compensation    Award(s)    Options/SARs             Compensation
Position                       Salary ($)     Bonus ($)           ($)           ($)           (#)          ($)         ($)
-------------------------------------------------------------------------------------------------------------------------------
                Year Ended
                March 3l,
William B.
Morris
Chairman
of  the
Board, Secretary  2000         $ 65,000          -0-              -0-           -0-           -0-          -0-          -0-
and Sr, Vice      2001         $ -0-             -0-              -0-           -0-           -0-          -0-          -0-
President          (3)

Charles A.
Holtgraves
Chairman
of the Board,     2000         $   -0-           -0-              -0-           -0-           -0-          -0-          -0-
President and     2001         $   -0-           -0-              -0-           -0-           -0-          -0-          -0-
Treasurer         2002         $   -0-           -0-              -0-           -0-           -0-          -0-          -0-



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

(3)  Mr. Morris resigned as an officer and director in January,2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                      None
                                      ----


          AGGREGATED OPTION/SAR EXERCISED IN YEAR ENDED MARCH 31, 2002
                                      None
                                      ----

                     OPTION/SAR VALUES AS OF MARCH 31, 2002


      (a)                       (b)              (c)           (d)                           (e)
                                                                                          Values of
                                                                                          Unexercised
                                                             Number of                    In-the-Money
                                                             Unexercised                  Options/SARs at
                              Shares                         Options/SARs at              FY-End ($)
                            Acquired on          Value       FY-End (#) Exercisable/      Exercisable/
         Name               Exercise (#)      Realized ($)   Unexercisable                Unexercisable
         -------------------------------------------------  --------------------------------------------

William B. Morris (1)            -0-            -0-             0/299,999                      $-0-


(1) Mr. Morris resigned as an officer and director in January 2001, but was allowed, as a part of his severance package to retain his options.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table sets forth certain information regarding the ownership of the Company's common stock as of March 31, 2002: (i) each director; (ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. The percentage of ownership is based on 5,866,137 shares outstanding on March 31, 2002.

                            Beneficial Ownership (1)
Beneficial Owner                Number of Shares             Percent of Total
--------------------------------------------------------------------------------
 Charles A. Holtgraves
 5425 Martindale
 Shawnee, KS 66218                    4,166,135(2)                 71.0%

 Philip J. Holtgraves
 5425 Martindale
 Shawnee, KS 66218                    4,166,135 (3)                71.0%

 Argus Investment Group, Inc.
 5425 Martindale
 Shawnee KS, 66218                    4,166,135                    71.0%

 All Executive officers
 and directors as a
 group (2 persons)                    4,166,135(4)                  71.0%

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

(3) Includes 4,166,135 shares controlled by Argus. Philip J. Holtgraves is the Chairman of Argus.


(4)  Includes only shares actually issued and outstanding.


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

                                     PART IV
                                     -------

ITEM 13. EXHIBITS AND REPORTS
         --------------------

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

*10.5    AFI Capital Agreement.

*10.6 Agreement by and between Gateway Energy Corporation and its wholly-owned subsidiaries and Allen Drilling Acquisition Company, filed as Exhibit A in Registrant's Form 8-K dated May 9, 2003.

*10.7 The Certificate of Designation, Preferences and Rights of the Senior Series A Preferred Stock, Stated Value of $1,000 of Allen Drilling Acquisition Company, filed as Exhibit B in Registrant's Form 8-K dated May 9, 2003.

*10.8 Agreement between Advanced Financial, Inc., Charles A. Holtgraves, Davis Investments VI LP, and Allen Drilling Acquisition Company, filed as Exhibit C in Registrant's Form 8-K dated May 9, 2003.

*16 Letter regarding change in certifying accountant, filed as Exhibit 16 to Registrant's Form 8-K-A/1 dated May 13, 2003.

21 Subsidiaries of Registrant, filed herewith.

31 Certification Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.C6 Opinion of Weaver & Martin, LLC, Certified Public Accountants, March 31, 2002, and dated October 27, 2003, filed herewith

(b) Reports on Form 8-K
-----------------------


                 * Report dated May 9, 2003 - Items 4, 5, and 7.


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

                                      ADVANCED FINANCIAL, INC.
                                      (Registrant)


Dated:  November 21, 2003                    By: /s/  Charles A. Holtgraves
        ------------------                   ----------------------------------
                                             Charles A. Holtgraves
                                             Chairman, President, and Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                   Title                     Date
----------------------------     ---------------         -----------------



/s/ Charles A. Holtgraves            Director                 11-21-03
----------------------------                                 ---------
    Charles A. Holtgraves


/s/ Phillip J. Holtgraves            Director                 11-21-03
----------------------------                                 ---------
    Phillip J. Holtgraves