Form 10QSB
period 2002-06-30
ADVANCED FINANCIAL INC
filed 2003-11-24
CIK 823314

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2002


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2002, the Issuer had 5,866,137 shares of its common stock outstanding.

        Transitional Small Business Disclosure Format: Yes____ No___X___

                                   FORM 10-QSB

                                     Part 1
                                     ------


Item 1.   Financial Statements
          --------------------
                                                                            Page
                                                                            ----

          Unaudited  Consolidated Balance Sheet -June 30, 2002               3

          Unaudited Consolidated Statement of Operations for
            the three months ended  June 30, 2002 and 2003                   4
          Unaudited Consolidated Statement  of Cash Flows for
            the  three months ended June 30, 2002 and 2003                   5

          Notes to Consolidated Financial Statements                         6


                                     Part 1I


Items 1-5.                                                                   16

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                      June 30,
                                                                        2002
                                                                    -----------
                         ASSETS
Cash                                                                $        69
Collection fees receivable                                               74,068
Finance receivables                                                      70,099
Other                                                                    14,944
Property, furniture and equipment, net                                  101,063
Customer lists, net of amortization                                     224,612
Escrow deposit, net of $75,000 reserve                                     --

                                                                    -----------
            Total  assets                                           $   484,855
                                                                    ===========



            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
     Accounts payable and accrued expenses                          $   246,216
     Accounts payable - related party                                   364,740
     Notes payable                                                    1,043,049

                                                                    -----------
            Total liabilities                                         1,654,005
                                                                    -----------


STOCKHOLDERS' EQUITY (DEFICIENCY)
     Preferred stock, Series B, $.005 par value; 1,000,000
       shares authorized, none issued and outstanding                      --
     Common stock, $.001 par value; 10,000,000 shares
       authorized, 5,866,137  issued and
       and outstanding                                                    5,866
     Paid-in capital                                                  1,253,260
     Accumulated deficit                                             (2,428,276)

                                                                    -----------
            Total stockholders' equity (deficiency)                  (1,169,150)
                                                                    -----------


                                                                    -----------
                                                                    $   484,855
                                                                    ===========


        The accompanying notes are an integral part of these statements.

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                     Three Months  Three Months
                                                       June 30,       June 30,
                                                        2002           2001
                                                     -----------    -----------

REVENUES
     Collection, servicing, and other fees           $   290,225        303,392
     Other                                                22,691          6,931
     Interest                                                 72            844

                                                     -----------    -----------
                 Total revenues                          312,988        311,167
                                                     -----------    -----------

EXPENSES
     Operating expenses, including general and
       administrative costs                              372,252        394,715
     Interest                                              1,768          4,001
     Depreciation and amortization                         6,347         50,265
     Escrow reserve                                       75,000
                                                     -----------    -----------
                 Total expenses                          455,367        448,981
                                                     -----------    -----------

                                                     -----------    -----------
NET LOSS                                             $  (142,379)      (137,814)
                                                     ===========    ===========

Weighted-average shares outstanding                    5,866,137      5,866,137
                                                     ===========    ===========

Loss per common share                                $     (0.02)         (0.02)
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.



                           ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Unaudited)



                                                                 Three Months     Three Months
                                                                   June 30,         June 30,
                                                                     2002             2001
                                                                  ---------        ---------
Cash flows from operating activities
  Net loss                                                        $(142,379)       $(137,814)
  Adjustments to reconcile net loss to net
    cash used in operating activities
     Depreciation and amortization                                    6,347           50,265
     Escrow reserve                                                  75,000
     Net change in current  assets and  current liabilities         (64,732)         (37,546)

                                                                  ---------        ---------
            Net cash used in operating activities                  (125,764)        (125,095)
                                                                  ---------        ---------

Cash flows from investing activities
  Collections applied to finance receivables                         18,800           11,103
  Acquisitions of finance receivables                                  --               --
  Acquisition escrow deposit                                        (75,000)
  Acquisitions of property, furniture, and equipment                  8,817          (12,293)

                                                                  ---------        ---------
            Net cash provided by (used in) investing activities     (47,383)          (1,190)
                                                                  ---------        ---------

Cash flows from financing activities
  Change in checks issued in excess of cash balances                   --             (2,540)
  Proceeds from notes payable                                        75,000          134,747
  Payments on notes payable                                         (98,478)
  Payments on capitalized lease obligations                            --             (5,922)
  Advances from related party                                       158,900             --

                                                                  ---------        ---------
            Net cash provided by financing activities               135,422          126,285
                                                                  ---------        ---------

Net increase (decrease0  in cash                                    (37,725)            --
Cash, beginning of period                                            37,794             --
                                                                  ---------        ---------
Cash, end of period                                               $      69        $    --
                                                                  =========        =========

     Cash paid for interest                                       $   1,760        $   2,267


               The accompanying notes are an integral part of these statements.



                            Advanced Financial, Inc.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

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

With the proposed transaction under the April 22, 2002 agreement, the completion of the Madisonville Project as described in NOTE F- SUBSEQUENT EVENTS and the pending venture with Gateway, the Company has determined that the ability to generate long-term value for the common shareholders could be enhanced if the present Company operations, (as described under the NATURE OF THE COMPANY'S BUSINESS) were sold. The Company would then concentrate its growth efforts in the energy industry. Negotiations have been entered into with an entity controlled by the Company's principal creditor and majority stockholder, Argus, wherein these operations would be exchanged for the debt held by Argus. The Board of Directors has engaged an investment banking firm (Morgan Stanley) to determine the fair market value as of September 30, 2003, of the operations to be sold. The transaction is anticipated to result in a gain to the Company.

Upon completion of the transaction, the Company intends to amend its Certificate of Incorporation to effect a 1 for 3 reverse stock split and a name change.

Argus, the holder of over 71% of the presently outstanding common stock of the Company has indicated its intent to vote in favor of the above transactions.


NOTE D - NOTES PAYABLE

At June 30 Notes Payable consisted of the following:

     Due ARGUS, $875,747 interest at prime, due on demand, secured by substantially all of he Company's assets.

     Due AFI Capital Corporation, $75,000, interest at 8%, unsecured, due on demand.

     Due bank, $92,302 under a $100,000 Line of Credit, interest at 2% over prime, unsecured, due March 31, 2004.


NOTE E - ACCOUNTS PAYABLE - RELATED PARTY

Accounts payable - related party consisted of amounts advanced to the Company by ARGUS and AFI Capital. No interest or repayment terms exist.


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


RESULTS OF OPERATIONS
---------------------
Three Month's Ended  June 30, 2002
----------------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a nominal cash balance at June 30, 2002 of $69. The Company's working capital requirements are being funded by Argus Investment Group, Inc. ("ARGUS ") the Company's majority shareholder, On February 5, 1999, ARGUS agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit was used to acquire charged off credit card debt. During the year ended March 31, 2001, the maximum was reached under the line of credit and Argus converted such amount to common stock and entered into a series of 7% demand secured notes with the Company and advances. The balance due under the secured notes at June 30, 2002 was $875,747, and $364,740 under the advances.

As of June 30, 2002, the Company's total assets were $484,855 and stockholders' equity was a deficit of $1,169,150. Argus has agreed to provide funding as and when required by the Company to meet its cash flow requirements through two lines of credit.


Operations
----------

Consolidated operations for the quarter ended June 30, 2002 resulted in a net loss of $142,379 on collection, servicing and fee gross income of $290,225. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the period, the Company recovered $67,597 from its portfolio receivables of which $18,800 was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $70,099. As of June 30, 2002, the remaining outstanding balance of the receivables portfolio was approximately $14,000,000.

Operating expenses, including general and administrative costs, for the quarter ended June 30, 2002, were $372,252 compared to $394,715 for the same period in 2001. which was a decrease of 6% for the similar period in 2000. The reduction was primarily a reflection of a reduction in payroll resulting from a re-organization of various employee departments.

During the quarter the Company provided a reserve of $75,000 with respect to an escrow deposit for an earnest deposit on a possible acquisition transaction as there is no assurance that the delayed transaction can be closed under the existing contract terms.

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

Operations
----------

Consolidated operations for the quarter ended June 30, 2001 resulted in a net loss of $137,814 on collection, servicing and fee gross income of $303,392. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the period, the Company recovered $30,901 from its portfolio receivables of which $11,103 was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $224,704. As of June 30, 2001, the remaining outstanding balance of the receivables portfolio was approximately $14,000,000.

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

    Item 2.    Changes in Securities
               None

    Item 3.    Defaults Upon Senior Securities
               None

    Item 4.    Submission of Matters to a Vote of Security Holders
               None

    Item 5.    Exhibits and Reports on Form 8-K

               (a)  Exhibits

               31 Certification Pursuant to Rule 13a or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

               32 Certification Pursuant to Rule 13a or 15d-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ADVANCED FINANCIAL, INC.
                                            (Registrant)


Dated:  11-21-03                            By:  /s/  Charles A. Holtgraves
                                               --------------------------------
                                                      Charles A. Holtgraves
                                                      Chairman, President, and
                                                      Treasurer