Form 10QSB
period 2002-09-30
ADVANCED FINANCIAL INC
filed 2003-11-24
CIK 823314

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended September 30, 2002


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



                                                                   September 30,
                                                                       2002
                                                                    -----------
                           ASSETS                                   (Unaudited)

Cash                                                                $    34,686
Collection fees receivable                                               52,405
Finance receivables                                                      53,921
Other                                                                     7,697
Property, furniture and equipment, net                                   82,526
Customer lists, net of amortization                                     224,612
Escrow deposit, net of $75,000 reserve                                     --

                                                                    -----------
     Total  Assets                                                  $   455,847
                                                                    ===========



     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

  Accounts payable and accrued expenses                             $   287,581
  Accounts payable - related party                                      372,536
  Notes payable                                                       1,035,548

                                                                    -----------
                                                                    -----------
     Total Liabilities                                                1,695,665
                                                                    -----------


STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, Series B, $.005 par value; 1,000,000
    shares authorized, none issued and outstanding                         --
  Common stock, $.001 par value; 10,000,000 shares
    authorized, 5,866,137  issued
    and outstanding                                                       5,866
  Paid-in capital                                                     1,253,260
  Accumulated deficit                                                (2,498,944)

                                                                    -----------
     Total Stockholders' Equity (Deficiency)                         (1,239,818)
                                                                    -----------



                                                                    -----------
                                                                    $   455,847
                                                                    ===========


        The accompanying notes are an integral part of these statements.



                                ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)



                                               Three Months   Three Months   Six Months      Six Months
                                                09/30/2001     09/30/2002    09/30/2001      09/30/2002
                                               -----------    -----------    -----------    -----------

REVENUES
   Collection, servicing, and other fees       $   337,053    $   284,943    $   640,445    $   575,168
   Other                                             4,376          2,695         11,307         25,386
   Interest                                            173             68          1,017            140

                                               -----------    -----------    -----------    -----------
          Total revenues                           341,602        287,706        652,769        600,694
                                               -----------    -----------    -----------    -----------

EXPENSES
   Operating expenses, including general and
     administrative costs                          391,136        348,790        785,851        721,042
   Interest                                          7,656          3,237         11,657          5,005
   Depreciation and amortization                    50,123          6,347        100,388         12,694
   Escrow reserve                                     --             --             --           75,000

                                               -----------    -----------    -----------    -----------
          Total expenses                           448,915        358,374        897,896        813,741
                                               -----------    -----------    -----------    -----------

                                               -----------    -----------    -----------    -----------
NET LOSS                                       $  (107,313)   $   (70,668)   $  (245,127)   $  (213,047)
                                               ===========    ===========    ===========    ===========

Weighted-average shares outstanding              5,866,137      5,866,137      5,866,137      5,866,137
                                               ===========    ===========    ===========    ===========

Loss per common share                          $     (0.02)   $     (0.01)   $     (0.04)   $     (0.04)
                                               ===========    ===========    ===========    ===========


                    The accompanying notes are an integral part of these statements.

                                                   4



                         ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)



                                                                  Six Months   Six Months
                                                                   Sept 30,     Sept 30,
                                                                     2001         2002
                                                                  ---------    ---------
Cash flows from operating activities
   Net loss                                                       $(245,127)   $(213,047)
   Adjustments to reconcile net loss to net
     cash used in operating activities
     Depreciation and amortization                                  100,388       12,695
     Escrow reserve                                                    --         75,000
     Net change in current  assets and  current liabilities          86,607        5,543

                                                                  ---------    ---------
            Net cash used in operating activities                   (58,132)    (119,809)
                                                                  ---------    ---------

Cash flows from investing activities
   Collections applied to finance receivables                        37,248       34,978
   Acquisitions of finance receivables                                 --           --
   Acquisition escrow deposit                                          --        (75,000)
   Acquisitions of property, furniture, and equipment               (49,979)      21,006
                                                                  ---------    ---------
            Net cash provided by (used in) investing activities     (12,731)     (19,016)
                                                                  ---------    ---------

Cash flows from financing activities
   Change in checks issued in excess of cash balances               (23,689)        --
   Proceeds from notes payable                                      149,183         --
   Payments on notes payable                                           --        (30,979)
   Payments on capitalized lease obligations                        (11,842)        --
   Advances from related party                                         --        166,696
                                                                  ---------    ---------
            Net cash provided by financing activities               113,652      135,717
                                                                  ---------    ---------

Net increase (decrease)  in cash                                     42,789       (3,108)
Cash, beginning of period                                              --         37,794
                                                                  ---------    ---------
Cash, end of period                                               $  42,789    $  34,686
                                                                  =========    =========

     Cash paid for interest                                       $   3,753    $   7,512


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