Form 10QSB
period 2002-12-31
ADVANCED FINANCIAL INC
filed 2003-11-24
CIK 823314

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended December 31, 2002


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2002, the Issuer had 5,866,137 shares of its common stock outstanding.

        Transitional Small Business Disclosure Format: Yes____ No___X___

                                   FORM 10-QSB

                                     Part 1
                                     ------


Item 1.   Financial Statements
          --------------------

                                                                            Page
                                                                            ----
          Unaudited  Consolidated Balance Sheet -December 31, 2002            3

          UnauditedConsolidated Statement of Operations for the three
          and nine months ended December 31, 2001 and 2002                    4

          Unaudited Consolidated Statement  of Cash Flows for
          the  nine months ended December 31, 2001 and 2002                   5
          Notes to Consolidated Financial Statements                          6


                                     Part 1I


Items 1-5.                                                                    16

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                        2002
                                                                    -----------
                              ASSETS                                (Unaudited)

Cash                                                                $    11,645
Collection fees receivable                                               50,853
Finance receivables                                                      37,450
Other                                                                    14,318
Property, furniture and equipment, net                                   66,799
Customer lists, net of amortization                                     224,612
Escrow deposit, net of $75,000 reserve                                     --

                                                                    -----------
        Total  Assets                                               $   405,677
                                                                    ===========



        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

   Accounts payable and accrued expenses                            $   299,244
   Accounts payable - related party                                     359,286
   Notes payable                                                      1,052,187

                                                                    -----------
        Total Liabilities                                             1,710,717
                                                                    -----------


STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, Series B, $.005 par value; 1,000,000
     shares authorized, none issued and outstanding                        --
   Common stock, $.001 par value; 10,000,000 shares
     authorized, 5,866,137  issued and
     and outstanding                                                      5,866
   Paid-in capital                                                    1,253,260
   Accumulated deficit                                               (2,564,166)

                                                                    -----------
        Total Stockholders' Equity (Deficiency)                      (1,305,040)
                                                                    -----------


                                                                    -----------
                                                                    $   405,677
                                                                    ===========


        The accompanying notes are an integral part of these statements.



                                 ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)



                                                 Three Months   Three Months   Nine Months    Nine Months
                                                  12/31/2001     12/31/2002     12/31/2001     12/31/2002
                                                 -----------    -----------    -----------    -----------

REVENUES
     Collection, servicing, and other fees       $   310,395    $   213,732    $   950,840    $   788,900
     Other                                             2,115         54,583         13,422         79,969
     Interest                                            116             22          1,133            162

                                                 -----------    -----------    -----------    -----------
              Total revenues                         312,626        268,337        965,395        869,031
                                                 -----------    -----------    -----------    -----------

EXPENSES
     Operating expenses, including general and
       administrative costs                          355,812        323,975      1,141,663      1,045,017
     Interest                                          9,555          3,237         21,212          8,242
     Depreciation and amortization                     6,500          6,347        106,888         19,041
     Escrow reserve                                   75,000

                                                 -----------    -----------    -----------    -----------
              Total expenses                         371,867        333,559      1,269,763      1,147,300
                                                 -----------    -----------    -----------    -----------

                                                 -----------    -----------    -----------    -----------
NET LOSS                                         $   (59,241)   $   (65,222)   $  (304,368)   $  (278,269)
                                                 ===========    ===========    ===========    ===========

Weighted-average shares outstanding                5,866,137      5,866,137      5,866,137      5,866,137
                                                 ===========    ===========    ===========    ===========

Loss per common share                            $     (0.01)   $     (0.01)   $     (0.05)   $     (0.05)
                                                 ===========    ===========    ===========    ===========


                     The accompanying notes are an integral part of these statements.

                                                     4



                       ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)



                                                             Nine Months  Nine Months
                                                               Dec 31,      Dec 31,
                                                                 2001        2002
                                                              ---------    ---------
Cash flows from operating activities
   Net loss                                                   $(304,368)   $(278,269)
   Adjustments to reconcile net loss to net
     cash used in operating activities
     Depreciation and amortization                              106,888       19,041
     Escrow reserve                                                --         75,000
     Net change in current  assets and  current liabilities     (98,803)      12,137

                                                              ---------    ---------
            Net cash used in operating activities              (296,283)    (172,091)
                                                              ---------    ---------

Cash flows from investing activities
   Collections applied to finance receivables                    53,638       51,449
   Acquisitions of finance receivables                             --           --
   Acquisition escrow deposit                                   (75,000)
   Acquisitions of property, furniture, and equipment           (12,127)      30,387

                                                              ---------    ---------
            Net cash provided by  investing activities           41,511        6,836
                                                              ---------    ---------

Cash flows from financing activities
   Change in checks issued in excess of cash balances            23,658         --
   Proceeds from notes payable                                  248,880
   Payments on notes payable                                    (14,340)
   Payments on capitalized lease obligations                    (17,766)        --
   Advances from related party                                     --        153,446

                                                              ---------    ---------
            Net cash provided by financing activities           254,772      139,106
                                                              ---------    ---------

Net increase in cash                                                  0      (26,149)
Cash, beginning of period                                          --         37,794
                                                              ---------    ---------
Cash, end of period                                           $       0    $  11,645
                                                              =========    =========

     Cash paid for interest                                   $   4,688    $   9,014


           The accompanying notes are an integral part of these statements.

                                       5

                            Advanced Financial, Inc.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

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


NOTE D - NOTES PAYABLE

At December 31, Notes Payable consisted of the following:

     Due ARGUS, $902,747 interest at prime, due on demand, secured by substantially all of he Company's assets.

     Due AFI Capital Corporation, $75,000, interest at 8%, unsecured, due on demand.

     Due bank, $74,440 under a $100,000 Line of Credit, interest at 2% over prime, unsecured, due March 31, 2004.


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



RESULTS OF OPERATIONS
---------------------

Three Month's Ended  December 31, 2002  And 2001
------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a cash balance of $11,645 at December 31, 2002 and a negative cash balance of $47,347 at December 31, 2001. The Company's working capital requirements are being funded by Argus Investment Group, Inc. ("ARGUS ") the Company's majority shareholder, On February 5, 1999, ARGUS agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit was used to acquire charged off credit card debt. During the year ended March 31, 2001, the maximum was reached under the line of credit and Argus converted such amount to common stock and entered into a series of 7% demand secured notes with the Company and advances. The balance due under the secured notes at December 31, 2002 and 2001 was $902,747 and $716,080 respectively. In addition, Argus had advanced under open non interest bearing advances $359,286 and 205,840 as of the above dates.

As of December 31, 2002, and 2001, the Company's total assets were $405,677 and $834,641 respectively, and stockholders' equity was a deficit of $1,305,040 and $775,400 respectively. Argus has agreed to provide funding as and when required by the Company to meet its cash flow requirements through two lines of credit.

Operations
----------

Consolidated operations for the quarters ended December 31, 2002 and 2001 resulted in a net loss of $65,222 and $59,241 respectively on collection, servicing and fee gross income of $213,732 and $310,395. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the periods, the Company recovered $68,469 and $57,388 from its portfolio receivables of which $16,179 and $53,638 was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $37,450 and $162,903 at December 31, 2002 and 2001 respectively. As of December 30, 2002, the remaining outstanding balance of the receivables portfolio was approximately $14,000,000.

Operating expenses, including general and administrative costs, for the quarter ended December 31, 2002, were $323,975 compared to $355,812 for the same period in 2001 which was a decrease of 10% between 2002 and 2001. The reduction was primarily a reflection of a reduction in payroll resulting from a re-organization of various employee departments.



RESULTS OF OPERATIONS
---------------------

Nine Month's Ended  December 30, 2002 And 2001
----------------------------------------------


Operations
----------

Consolidated operations for nine months ended December 31, 2002 and 2001 resulted in a net loss of $278,269 and $304,368 respectively, on collection, servicing and fee gross income of $788,900 and $950,840 respectively. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the nine month periods ended December 30, 2002 and 2001, the Company recovered $210,300 and $211,008 respectively from its portfolio receivables of which $53,638 and $51,449 was applied to reduce the carrying value of its finance receivables asset. As of December 30, 2002 and 2001, the remaining outstanding balance of the receivables portfolio was approximately $14,000,000 and 15,500,000 respectively.

Operating expenses, including general and administrative costs, for the nine months ended December 31, 2002 and 2001, were $1,045,017 and $1,141,663 respectively, which was a decrease of 9% between 2002 and 2001. The reduction was primarily a reflection of a reduction in payroll resulting from a re-organization of various employee departments.

During the quarter ended June 30, 2002, the Company provided a reserve of $75,000 with respect to an escrow deposit for an earnest deposit on a possible acquisition transaction as there is no assurance that the delayed transaction can be closed under the existing contract terms.

Depreciation expense for the nine month periods decreased approximately $87,000 between 2002 and 2001 as a result of certain operating assets remaining in service becoming fully depreciated.


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