Form 10KSB
period 2003-03-31
ADVANCED FINANCIAL INC
filed 2003-11-24
CIK 823314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

  For the fiscal year ended:                           Commission file number:
        March 31, 2003                                        0-19485

                            ADVANCED FINANCIAL, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

               DELAWARE                                          84-1069416
               --------                                          ----------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     5425 Martindale, Shawnee, KS                                   66218
     ----------------------------                                   -----
    (Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (913) 535-1072
                                               -------------

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

     Issuer's revenues for the fiscal year ended March 31, 2003 were $1,128,441.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 31, 2003 and as of the date of filing this Annual Report was $17,000.

     State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2003: 5,866,137.

     Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court. Yes   X    No
                                       -----     -----

      Transactional Small Business Disclosure Format Yes       No    X
                                                         -----      -----

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

Part I
------

         Item 1 -       Description of Business                                3

         Item  2 -      Description of Property                                9

         Item  3 -      Legal Proceedings                                     10

         Item  4 -      Submission of Matters to a Vote of Security Holders   10

Part II
-------

         Item  5 -      Market for Common Equity and
                          Related Stockholder Matters                         11

         Item  6 -      Management's Discussion and Analysis or
                          Plan of Operation                                   11

         Item  7 -      Financial Statements                                  17

Part III
--------

         Item  9 -      Directors, Executive Officers, Promoters
                         and Control Persons; Compliance With
                         Section 16(a) Of The Exchange Act                    34

         Item 10 -      Executive Compensation                                35

         Item 11 -      Security Ownership of Certain Beneficial Owners
                         and Management                                       35

         Item 12 -      Certain Relationships and Related Transactions        36

Part IV
-------

         Item 13 -      Exhibits and Reports                                  37

Signatures                                                                    39
----------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

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

Nature of the Company's Business
--------------------------------

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

There was an estimated $560 billion in outstanding credit card balances in 1997, up from $238 billion in 1990. According to industry sources, credit card balances will rise to over $800 billion in 2003. Delinquencies, while holding steady as a percent of outstanding balances, are rising on an absolute basis. The level of charged off credit card debt in the United States has generated a new "high growth" industry, that being the collection of such debt. Charged off credit cards, those cards with balances 180 or more days without a payment are expected to increase from $31 billion in 1997 to $39 billion in 2000 and $52 billion in 2005. The collection business is fragmented with about 6,300 companies. Most of these companies are very small. The Small Business Administration has estimated that credit reporting and collections will be the fourth fastest growing small business dominated service industry in the Nation by 2005.

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

Customers
---------

The Company generally has a broad and well-diversified client base that includes hospitals, medical groups, laboratories, convalescent homes, banks, and credit unions. Although, the Company has several customers and the loss of any one of these customers could have a material adverse effect on the Company's operations, no customer comprises more than 10% of the Company's consolidated revenues as of March 31, 2003.

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

Employees
---------

As of March 31, 2003, the Company and its subsidiary had 19 full time employees. The Company believes that its relations with its employees are good.


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

In July, 2001, the Company entered into a four year Agreement with AFI Capital Corporation ("Capital") a Nebraska corporation. Pursuant to the agreement, Capital is providing financial, acquisition, and general public company business consulting services. Compensation for such services is based on a "successful efforts" basis and will initially primarily consist of the Company's common equity and cash performance fees as earned.. The above proposed acquisition transaction discussed above, is subject to this Agreement, wherein AFI Capital Corporation is serving as the "Sponsor" of the proposed transaction.

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

The Company, as of the filing of this Annual Report, has also entered into preliminary negotiations to participate in a similar venture with Gateway, which project has an anticipated closing first quarter of calendar year 2004.

With the proposed transaction under the April 22, 2002 agreement, the completion of the Madisonville Project and the pending venture with Gateway, the Company has determined that the ability to generate long-term value for the common shareholders could be enhanced if the present Company operations, (as described under the NATURE OF THE COMPANY'S BUSINESS) were sold. The Company would then concentrate its growth efforts in the energy industry. Negotiations have been entered into with an entity controlled by the Company's principal creditor and majority stockholder, Argus, wherein these operations would be exchanged for the debt held by Argus. The Board of Directors has engaged an investment banking firm (Morgan Stanley) to determine the fair market value as of September 30, 2003 of the operations to be sold. The transaction is anticipated to result in a gain to the Company.

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

During fiscal 2003, the Company did not invest in any real estate mortgages.

Securities of or Interests in Persons Primarily Engaged in Real Estate
Activities
----------------------------------------------------------------------

During fiscal year 2003, the Company did not invest in securities of or interests in persons primarily engaged in real estate activities.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

The Company is not involved in any lawsuits as of March 31, 2003.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters were submitted to a vote of security holders during the Company's fiscal year ended March 31, 2003, either through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------

The Company's common stock traded on the OTC Pink Sheets under the symbol AVFI. The following table sets forth the high and low prices for the common stock as reported on the Pink Sheets for the four quarters of fiscal 2002 and 2003. The prices do not include retail mark-ups, markdowns, or other fees or commissions, and may not represent actual transactions.

               2002                           High                  Low
------------------------------------   ------------------   -------------------
Quarter ended June 30, 2001             No transactions   #  No transactions
Quarter ended September 30, 2001        No transactions   #  No transactions
Quarter ended December 31, 2001         No transactions   #  No transactions
Quarter ended March 31, 2002            No transactions   #  No transactions

                    2003                      High                  Low
------------------------------------   ------------------   -------------------
Quarter ended June 30, 2002             No transactions   #  No transactions
Quarter ended September 30, 2002        No transactions   #  No transactions
Quarter ended December 31, 2002         No transactions   #  No transactions
Quarter ended March 31, 2003                 $0.01                $0.01

At March 31, 2003, and as of the date of filing this Annual Report, no active market existed for the Company's common stock. On such date, 524 holders of record held the Company's common stock. The Company estimates that it has approximately 1,200 beneficial shareholders.


Reference is made to PART I, ITEM 1 for a description of the Company's Plan of Reorganization and recapitalization and its effects on the common stock and stockholders of the Company.

At March 31, 2003, and as of the date of filing this Annual Report, the Company had not paid any cash dividends on its common stock. The Company was not subject to any restrictive covenants or agreements, which limit its ability to pay dividends. The Company has no plans to pay cash dividends on its common stock in the near future.


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


RESULTS OF OPERATIONS
---------------------
Year Ended March 31, 2003
-------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a positive cash balance at March 31, 2003 of $42,196. In March 2001, the Company's majority shareholder (ARGUS) agreed to make available to the Company an additional line of credit bringing the aggregate credit line to $1,355,000. The line of credit draws interest at the prime rate, is due on demand, and is secured by substantially all of the Company's assets, This line of credit is used to acquire charged off credit card debt and working capital requirements. The balance due under the line of credit at March 31, 2003 was $822,931. In addition to the credit line, ARGUS had open advances to the Company of $495,786 at March 31, 2003

As of March 31, 2003, the Company's total assets were $435,032 and stockholder's equity was a deficit $1,438,152. During the year, the Company did not acquire any finance receivables for its own account.

Operations
----------

Consolidated operations for the year ended March 31, 2003 resulted in a net loss of $441,381 on collection, servicing and fee gross income of $1,091,674 compared to a net loss of $496,498 on revenues and fee income of $1,088,126 for the prior fiscal year. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the period, the Company recovered $262,678 from its portfolio receivables of which $57,903 was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $30,996. As of March 31, 2003, the remaining outstanding balance of the receivables portfolio was approximately $14,000,000.

Operating expenses, including general and administrative costs for the year ended March 31, 2003 were $1,345,091 compared to $1,508,007 for the prior year. The reduction was primarily a reflection of a cost reduction plan undertaken by the Company resulting from a re-organization of various employee departments. Interest expense increased from $66,549 to $70,144 reflecting the additional amounts advanced by ARGUS and AFI Capital.



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

The line of credit draws interest at the prime rate, is due on demand, and is secured by substantially all of the Company's assets, This line of credit is used to acquire charged off credit card debt and working capital requirements. The balance due under the line of credit at March 31, 2002 was $932,932. In addition to the credit line, ARGUS had open advances to the Company of $205,840 at March 31, 2002.

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

Operating expenses, including general and administrative costs for the year ended March 31, 2002 were $1,508007 compared to $1,971,540 for the prior year. The reduction was primarily a reflection of a reduction in payroll resulting from a re-organization of various employee departments.

Factors Affecting Future Results
--------------------------------

The Company's ability to generate long-term value for the common stockholders is dependent in part upon future acquisitions of assets which can generate profitable operations, and the ability to obtain financing of such acquisitions from sources other than its majority stockholder at rates that can result in a reasonable return on those acquisition investments. As described earlier under
ITEM 1. Subsequent Events, the Company entered into a Letter of Intent followed with an agreement in fiscal year 2003 to acquire, through a wholly-owned subsidiary, the stock of a private company in the oil and gas industry which could provide a reasonable return on the investment therein. Funds to effect this transaction will be provided from outside sources. There is no assurance that the contemplated transaction can be completed. In addition to the open agreement, the Company, through a wholly-owned subsidiary, has concluded an agreement with Gateway Energy Corporation in fiscal year 2004, which could provide significant cash flows to the Company depending on the price of natural gas.



ACCOUNTING PRONUNCEMENTS AND
----------------------------
RECENT REGULATORY DEVELOPMENTS
------------------------------

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other intangible assets having an indefinite useful life acquired in business combinations completed after June 30, 2001, are no longer subject to amortization to earnings. Effective April 1, 2002, all goodwill and other intangible assets having an indefinite useful life are no longer amortized to earnings. The useful lives of other intangible assets must be reassessed, and the remaining amortization periods must be adjusted accordingly. Goodwill and other intangible assets having an indefinite useful life will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company adopted the provisions of SFAS 142 on April 1, 2002 and completed the first step of the two-step impairment on September 30, 2002 resulting in an impairment charge of $22,371 for the fiscal year ended March 31, 2003.

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


ITEM 7. FINANCIAL STATEMENTS
        --------------------

Financial statements for the years ended March 31, 2003, and March 31, 2002 are presented on the following pages.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                                       AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                            ADVANCED FINANCIAL, INC.
                                AND SUBSIDIARIES

                             March 31, 2003 and 2002

               Report of Independent Certified Public Accountants

Stockholders and Directors
Advanced Financial, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Advanced Financial, Inc. and Subsidiaries as of March 31, 2003 and 2002 the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Financial, Inc and Subsidiaries as of March 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.

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



Weaver & Martin, LLC
Kansas City, Missouri
October 27, 2003



                                       ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                                                          March 31,               March 31,
                                                                            2002                    2003
                                                                         -----------             -----------
                             ASSETS

Cash                                                                     $    37,794             $    42,196
Collection fees receivable (note E)                                           83,468                  47,119
Finance receivables (notes A and D)                                           88,899                  30,996
Other                                                                         11,749                  17,590
Property, furniture and equipment, net (notes A,  F, and I)                  116,227                  72,518
Customer lists, net of amortization of $127,236
  at March 31, 2002 and 2003, respectively (notes A7 and C)                  224,613                 224,613
Escrow deposit, net of $75,000 reserve in 2003                                  --
                                                                         -----------             -----------
    Total  assets                                                        $   562,750             $   435,032
                                                                         ===========             ===========



    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
  Accounts payable and accrued expenses                                  $   317,154             $   357,483
  Accounts payable - related party (note L)                                  205,840                 495,786
  Notes payable (note E)                                                   1,066,527               1,019,915

                                                                         -----------             -----------
    Total liabilities                                                      1,589,521               1,873,184
                                                                         -----------             -----------


STOCKHOLDERS' EQUITY (DEFICIENCY) (notes B and G)
  Preferred stock, Series B,
    $.005 par value; 1,000,000 shares authorized,
    none issued and outstanding                                                 --                      --
  Common stock, $.001 par value; 10,000,000 shares
    authorized, 5,866,137 and 5,866,137 shares issued
    and outstanding in 2002 and 2003, respectively                             5,866                   5,866
  Paid-in capital                                                          1,253,261               1,253,261
  Accumulated deficit                                                     (2,285,898)             (2,697,279)

                                                                         -----------             -----------
    Total stockholders' equity (deficiency)                               (1,026,771)             (1,438,152)
                                                                         -----------             -----------


                                                                         -----------             -----------
                                                                         $   562,750             $   435,032
                                                                         ===========             ===========

                         The accompanying notes are an integral part of these statements.




                             ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS




                                                   Year ended                  Year ended
                                                 March 31, 2002              March 31, 2003
                                                 --------------              --------------

Collection, servicing, and other fees              $ 1,088,126                 $ 1,091,674
Other                                                   63,644                      36,586
Interest                                                   401                         181

                                                   -----------                 -----------
    Total revenues                                   1,152,171                   1,128,441
                                                   -----------                 -----------

Operating expenses, including general and
  administrative costs                               1,508,007                   1,346,565
Interest                                                66,549                      70,144
Depreciation and amortization                           74,113                      48,113
Escrow reserve                                                                      75,000

                                                   -----------                 -----------
    Total expenses                                   1,648,669                   1,539,822
                                                   -----------                 -----------

                                                   -----------                 -----------
                                                   $  (496,498)                $  (411,381)
                                                   ===========                 ===========

                                                     5,866,137                   5,866,137
                                                   ===========                 ===========

                                                   $     (0.08)                $     (0.07)
                                                   ===========                 ===========

                The accompanying notes are an integral part of this statement.



                                          ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                               Preferred          Common          Paid-in       Accumulated       Treasury
                                stock             stock           capital         deficit          stock            Total
                               ---------       ----------       -----------     ------------     -----------     -----------


Balance, March 31, 2001              --              5,866        1,253,261      (1,789,399)            --          (530,272)
                                                                                                                 -----------

    Rounding                                                                             (1)                              (1)

Net loss for year ended
    March 31, 2002                   --               --               --          (496,498)            --          (496,498)
                              -----------      -----------      -----------     -----------      -----------     -----------

Balance, March 31, 2002              --              5,866        1,253,261      (2,285,898)            --        (1,026,771)

Net loss for year ended
    March 31, 2003                                                                 (411,381)                        (411,381)

                              -----------      -----------      -----------     -----------      -----------     -----------
Balance, March 31, 2003       $         0      $     5,866      $ 1,253,261     $(2,697,279)     $      --       $(1,438,152)
                              ===========      ===========      ===========     ===========      ===========     ===========



                             The accompanying notes are an integral part of this statement.





                                ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year ended           Year ended
                                                                   March 31, 2002       March 31, 2003
                                                                   --------------       --------------
Cash flows from operating activities
  Net loss                                                           $(496,498)            $(411,381)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                                       74,113                49,587
    Escrow reserve                                                        --                  75,000
    Changes in assets and liabilities
        Collection fees receivable                                     (10,644)               36,349
        Other assets                                                     2,926                (5,841)
        Accounts payable and accrued expenses                         (100,319)               40,329
                                                                     ---------             ---------
           Net cash used in operating activities                      (530,422)             (215,957)
                                                                     ---------             ---------

Cash flows from investing activities
  Collections applied to finance receivables                           166,706                57,903
  Acquisition escrow deposit                                           (75,000)
  Acquisitions of property, furniture, and equipment                   (15,710)               (5,878)
                                                                     ---------             ---------
           Net cash provided by (used in) investing activities         150,996               (22,975)
                                                                     ---------             ---------

Cash flows from financing activities
  Change in checks issued in excess of cash balances                   (23,689)                 --
  Payments on notes payable                                               --                 (46,612)
  Advances from related party                                          289,946
  Proceeds from notes payable                                          506,527                  --
  Payments on capitalized lease obligations                            (65,618)                 --
                                                                     ---------             ---------
           Net cash provided by financing activities                   417,220               243,334
                                                                     ---------             ---------

Net increase (decrease) in cash                                         37,794                 4,402
Cash, beginning of year                                                      0                37,794
                                                                     ---------             ---------
Cash, end of year                                                    $  37,794             $  42,196
                                                                     =========             =========

Supplementary disclosures of cash flow information
  Cash paid for interest                                             $   5,397             $  12,355

                   The accompanying notes are an integral part of these statements.

                                                 21


                            Advanced Financial, Inc.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002

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

The Company issued shares of common stock and warrants and made partial payments to certain other creditors in exchange for a release of their claims. The creditors received 900,000 shares of Company common stock; these shares constituted 30% of the 3,000,000 new shares issued as a part of the Company's recapitalization and reorganization. The creditors also received 900,000 warrants each of which allowed the holder to purchase one share of common stock per warrant at a price of $1.25. The warrants were callable by the Company at 130% of the strike price and expired on March 31, 2002.

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

Argus, the holder of over 71% of the presently outstanding common stock of the Company has indicated its intent to vote in favor of the above.

NOTE D - FINANCE RECEIVABLES

AIH purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the years ended March 31, 2003 and 2002 respectively:

                                                          2003          2002
                                                       ---------      ---------
Beginning balance, acquisition                         $  88,899      $ 255,605

Purchase of finance receivables
Collections applied to principal on finance
  receivables                                            (57,903)      (166,706)
                                                       ---------      ---------
Balance, March 31                                      $  30,996      $  88,899
                                                       =========      =========

To the extent that the carrying amount of a pool of receivables exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of March 31, 2003, no provision for loss has been recorded.


NOTE E - NOTES PAYABLE

The following summarizes the Company's notes payable at:

                                                       March  31       March 31
                                                         2002            2003
                                                       ---------      ----------
Unsecured borrowings under a $1,355,000
  line of credit from ARGUS, interest
  at prime, secured by substantially
  all of the Company's assets                          $  923,932     $  822,923

Due AFI Capital Corporation,
  interest at 8%,
  non secured                                              42,815        127,815

Borrowings under bank line of credit,
  interest at two over prime, unsecured,
  guaranteed by a director                                 99,780         69,168
                                                       ----------     ----------
                                                       $1,066,527     $1,019,915
                                                       ----------     ----------
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

The Company leased equipment under a capital lease for a period of five years. During the fiscal year ended March 31, 2002, the Company paid off the lease. Property recorded under the capital lease had an original cost of $121,311 and a net book value of $10,368.00 at March 31, 2003.

Operating lease expense was approximately $62,368 and $123,701 for fiscal years 2003 and 2002 respectively.

The following is a schedule of future minimum rental payments required under the above leases as of March 31, 2003:


        Year ending                 Capital               Operating
          March 31,                  Lease                  Lease
        -----------             ---------------         --------------


           2004                         -                     99,792
           2005                         -                     34,304
                                                          ----------
                                                           $ 134,096
                                                          ==========

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

The stock options are accounted for as a variable plan under APB 25 and related Interpretations. No compensation cost has been recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, and to reflect the changes in January 2001, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below for the year ended March 31, 2003 and 2002 respectively.

                                                     2003              2002
                                                 -----------------------------
Net loss                      As reported        $ (331,881)        $ (496,497)
                                Pro forma          (331,881)          (496,497)

Loss per common share         As reported           $ (0.06)           $ (0.08)
                                Pro forma             (0.06)             (0.08)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0.0%; expected volatility of 289.1%; risk-free interest rates of 5.54%; and expected lives of 10 years.

The following summary sets forth the activity under the Plan:


                                                                    Options                         Options
                                                                  exercisable                    exercisable
                                                                   at $.50                        at $.25
                                                             ---------------------     ---------------------------------
                                                               Time       Vested        Time       Vested
                                                             vesting      on grant     vesting     on grant       Total
                                                             -------      --------     -------     --------      -------

Outstanding at March 31, 2001                                 25,000       50,000         --        299,999      374,999
     Granted during fiscal year ended March 31, 2002            --           --                        --           --
     Canceled during fiscal year ended March 31, 2002           --           --                        --           --
     Exercised during fiscal year ended March 31, 2002          --           --                        --           --
                                                             -------      -------      -------      -------      -------

Outstanding at March 31, 2002                                 25,000       50,000         --        299,999      374,999
     Granted during fiscal year ended March 31, 2003            --           --           --           --           --
     Canceled during fiscal year ended March 31, 2003           --           --           --           --           --
     Exercised during fiscal year ended March 31, 2003          --           --           --           --           --
                                                             -------      -------      -------      -------      -------

                                                              25,000       50,000         --        299,999      374,999
                                                             =======      =======      =======      =======      =======

Options vested                                                  --         50,000         --        299,999      349,999
                                                             =======      =======      =======      =======      =======






The following tables summarizes information about options outstanding at March
31, 2003 and 2002:

                                         2003 compensatory stock options
                     ---------------------------------------------------------------------------

                              Options outstanding                                      Options exercisable
-----------------------------------------------------------------------------  ---------------------------------------
                                         Weighted-average
    Range of              Number           remaining         Weighted-average       Number         Weighted-average
 exercise prices       outstanding      contractual life     exercise price       exercisable      exercisable price
------------------   -----------------  -----------------   -----------------  -----------------  ------------------
$0.25 to $0.50           374,999            8.1 years             $ 0.30            349,999            $ 0.29


                                         2002 compensatory stock options
                     ---------------------------------------------------------------------------

                              Options outstanding                                      Options exercisable
-----------------------------------------------------------------------------  ---------------------------------------
                                                  Weighted-average
    Range of              Number           remaining         Weighted-average       Number         Weighted-average
 exercise prices       outstanding      contractual life     exercise price       exercisable      exercisable price
------------------   -----------------  -----------------   -----------------  -----------------  --------------------
$0.25 to $0.50           374,999            7.1 years             $ 0.29             50,000             $ 0.50



NOTE H - INCOME TAXES

The difference between actual income tax expense (benefit) and expected income tax expense (benefit) at the statutory federal income tax rate (34%) computed as follows at March 31,

                                                        2003             2002
                                                     ---------        ---------
Expected income tax benefit
     at statutory rate                               $(112,840)       $(168,809)
State income taxes, net                                (10,711)         (16,024)
Change in valuation allowance                          121,028          180,901
Other                                                    2,523            3,932
                                                     ---------        ---------
        Actual income tax expense                    $    --          $    --
                                                     =========        =========

The following is the tax effect of temporary differences that gave rise to the significant portions of deferred tax assets and liabilities at March 31:

                                                      2003             2002
                                                   -----------      -----------
Deferred tax assets
     Net operating loss carryforward               $ 4,268,628      $ 4,147,600

Valuation allowance                                 (4,268,628)      (4,147,600)
                                                   -----------      -----------

        Net deferred tax asset                     $      --        $      --
                                                   ===========      ===========

The Company has estimated net operating loss carryforwards of approximately $10.7 million as of March 31, 2003. These net operating losses will expire in the years ended March 31, 2009 through March 31, 2024.

Total deferred taxes consist primarily of the benefit of the net operating loss carryforward. Management has established a valuation allowance to reduce the total deferred tax asset to $0. As of March 31, 2003, the Company has no recoverable income taxes previously paid.



NOTE I - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

                                                      2003               2002
                                                   ---------          ---------
Land                                               $    --            $    --
Building                                                --                 --
Furniture and fixtures                               297,977            292,099
                                                   ---------          ---------
                                                     297,977            292,099

Accumulated depreciation                            (225,459)          (175,872)
                                                   ---------          ---------
                                                   $  72,518          $ 116,227
                                                   =========          =========

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Statement No. 107, Disclosure About Fair Value of Financial Instruments, and Financial Accounting Standards Board Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, require that the Company disclose estimated fair values for its financial instruments. Fair value estimates have been made as of March 31, 2003 and March 31, 2002 based on the current economic conditions, risk characteristics of the various financial instruments, and other subjective factors.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash:  The carrying amounts approximated fair value.

Finance receivables: The Company records finance receivables at cost, which is discounted from the actual principal balance. This cost is reduced as collections are made. The carrying value of finance receivables approximates fair value at March 31, 2003 and 2002.

Notes payable: The fair values of the notes payable are estimated based on discounted values of contractual cash flows using rates currently available for similar loan types.

The estimated fair value and carrying value of the Company's financial instruments are as follows at March 31, 2003 and 2002:



                                   __________2003__________                __________2002__________
                             Carrying value          Fair value      Carrying value           Fair value
                            ------------------   -------------------------------------   -------------------
Financial assets:
     Cash                      $   42,196           $   42,196           $   37,794           $   37,994
     Finance receivable            30,996               30,996               88,899               88,899
Financial liabilities:
     Notes payable              1,019,915            1,019,915              813,932              813,932



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

NOTE N - GOING CONCERN

The accompanying consolidated financial statements have been prepared on going concern basis, which contemplates the Company's continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. These statements do not reflect adjustments that might result if the Company is unable to continue as a going concern. As a result of continued poor operating performance such matters are subject to significant uncertainty. As set forth in NOTE M-SUBSEQUENT EVENTS, the Company, in fiscal year 2004, has closed an initial investment in the oil and gas industry with Gateway Energy Corporation of Houston, Texas (the Madisonville Project). The Company intends to continue investing in the oil and gas industry through a field services acquisition, as is described in Note B. In addition, the Company, as of the filing of this Annual Report, has entered into negotiations to participate in an additional venture with Gateway Energy Corporation, which project has an anticipated closing late in early calendar year 2004. Management believes this industry and the future acquisitions and project ventures with Gateway Energy could bring profits and capital to sustain future growth and operations.


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

Mr. Holtgraves is the President and the 100% owner of Balance In Full, Inc. ("BIF") BIF. places delinquent charged of credit card accounts with AIH Receivable Management Services, Inc. ,a wholly owned subsidiary of the Registrant, ("AIH") for collection services. The fees paid by BIF for regular collections are 36% and 50% for legal accounts, which fees are comparable for non related party accounts. During the fiscal year ended March 31, 2003, gross collections were approximately $149,300.

AIH leased office space from ARGUS for $8,800 per month to February 2002 and then $4,400 per month through July 2002. The property was then sold by ARGUS to a non related party, and AIH is currently paying $7,795 per month.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         ----------------------------------------------------------

Directors and Executive Officers.

As of March 31, 2003, the following persons served as directors and executive officers of the Company.

         NAME                  AGE                          POSITION
         ----                  ---                          --------

Charles A. Holtgraves           38                Chairman/ President/Treasurer/
                                                  Director

Philip J. Holtgraves            78                Director and Secretary


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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2003, all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     No executive officer of the Company received compensation from the Company during the 2001, 2002 and 2003 fiscal years.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                      None


          AGGREGATED OPTION/SAR EXERCISED IN YEAR ENDED MARCH 31, 2003
                                      None




                     OPTION/SAR VALUES AS OF MARCH 31, 2003


          (a)                   (b)              (c)                 (d)                        (e)
                                                                                            Values
                                                                                            of
                                                                                            Unexercised
                                                              Number of                     In-the-Money
                                                              Unexercised                   Options/SARs at
                               Shares                         Options/SARs at               FY-End($)
                            Acquired on          Value        FY-End (#) Exercisable/       Exercisable/
         Name               Exercise (#)      Realized ($)    Unexercisable                 Unexercisable
         -------------------------------------------------  ---------------------------------------------

William B. Morris (1)            -0-               -0-            0/299,999                   $-0-


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table sets forth certain information regarding the ownership of the Company's common stock as of March 31, 2003: (i) each director; (ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. The percentage of ownership is based on 5,866,137 shares outstanding on March 31, 2003.
                                       Beneficial Ownership (1)     Percent of
Beneficial Owner                          Number of Shares             Total
----------------                          ----------------             -----

    Charles A. Holtgraves
    5425 Martindale
    Shawnee, KS 66218                       4,166,135(2)               71.0%

    Philip J. Holtgraves
    5425 Martindale
    Shawnee, KS 66218                       4,166,135 (3)              71.0%

    Argus Investment Group, Inc.
    5425 Martindale
    Shawnee KS, 66218                       4,166,135                  71.0%


    All Executive officers
    and directors as a group
    (2 persons)                             4,166,135(4)               71.0%

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

99.C6 Opinion of Weaver & Martin, LLC, Certified Public Accountants, March 31, 2003, and dated October 27, 2003, filed herewith



(b) Reports on Form 8-K


             * Report dated May 9, 2003 -Items 4, 5, and 7.


Asterisk indicates exhibits and reports on Form 8-K incorporated by reference as indicated; all other exhibits and reports are filed herewith.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ADVANCED FINANCIAL, INC.
                                                  (Registrant)


Dated:  11-21-03                            By:  /s/ Charles A. Holtgraves
       ----------                              --------------------------------
                                                     Charles A. Holtgraves
                                                     Chairman, President, and
                                                     Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                 Title                             Date
----------------------------    ------------                     ------------



/s/ Charles A. Holtgraves        Director                          11-21-03
----------------------------                                     ------------
    Charles A. Holtgraves


/s/ Phillip J. Holtgraves        Director                          11-21-03
----------------------------                                     ------------
    Phillip J. Holtgraves