Form 10QSB
period 2003-06-30
ADVANCED FINANCIAL INC
filed 2004-01-02
CIK 823314

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2003


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of December 1, 2003, the Issuer had 5,867,222 shares of its common stock outstanding.

        Transitional Small Business Disclosure Format: Yes____ No___X___

                                   FORM 10-QSB

                                     Part 1



Item 1.  Financial Statements
         --------------------
                                                                            Page

         Unaudited Condensed Consolidated Balance Sheet -June 30, 2003       3

         Unaudited Condensed Consolidated Statement of Operations for
         the three months ended  June 30, 2002 and 2003                      4

         Unaudited  Condensed Consolidated Statement  of Cash Flows for
         the  three months ended June 30, 2002 and 2003                      5

         Notes to Consolidated Financial Statements                          6


                                     Part 1I


Items 1-6.                                                                  19

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                      June 30,
                                                                        2003
                                                                    -----------
                                     ASSETS

Collection fees receivable                                          $    36,603
Finance receivables                                                      26,418
Other                                                                    10,624
Property, furniture and equipment, net                                   60,009
Customer lists, net of amortization                                     224,612
Accrued interest receivable                                              33,750
Escrow deposit, net of $75,000 reserve                                     --
                                                                    -----------
        Total  Assets                                               $   392,016
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
   Checks issued in excess of cash balances                         $    54,961
   Accounts payable and accrued expenses                                221,386
   Accounts payable - related parties                                   567,700
   Notes payable                                                        998,309
   Dividends accrued- preferred stock of subsidiary                      22,500
                                                                    -----------
        Total Liabilities                                             1,864,856
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock of subsidiary, Series A,  $10.00 par value;
      900 shares authoriized, 900 shares issued                           9,000
   Paid-in capital, Series A                                            891,000
   Subscriptions receivable, Series A Preferred Stock                  (900,000)
                                                                    -----------
                                                                           --
                                                                    -----------
   Preferred stock, Series B, $.005 par value; 1,000,000
     shares authorized, none issued and outstanding                        --
                                                                    -----------

   Common stock, $.001 par value; 10,000,000 shares
     authorized, 5,867,222 issued and
     and outstanding                                                      5,867
   Paid-in capital                                                    1,253,259
   Accumulated deficit                                               (2,731,966)
                                                                    -----------
                                                                     (1,472,840)
                                                                    -----------

        Total stockholders' equity (deficiency)                      (1,472,840)
                                                                    -----------

                                                                    -----------
                                                                    $   392,016
                                                                    ===========


        The accompanying notes are an integral part of these statements.

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                    Three Months   Three Months
                                                       June 30,       June 30,
                                                        2002           2003
                                                     -----------    -----------

REVENUES
     Collection, servicing, and other fees           $   290,225        242,956
     Other                                                22,691          5,165
     Interest                                                 72         33,769

                                                     -----------    -----------
              Total revenues                             312,988        281,890
                                                     -----------    -----------

EXPENSES
     Operating expenses, including general and
       administrative costs                              372,252        270,697
     Interest                                              1,768         10,871
     Depreciation                                          6,347         12,510
     Escrow reserve                                       75,000           --

                                                     -----------    -----------
              Total expenses                             455,367        294,078
                                                     -----------    -----------

NET INCOME (LOSS)                                    $  (142,379)       (12,188)

     Subsidiary  preferred stock dividends accrued          --          (22,500)
                                                     -----------    -----------

EARNINGS (LOSS)  FOR COMMON STOCK                    $  (142,379)   $   (34,688)
                                                     ===========    ===========

Weighted-average shares outstanding                    5,866,137      5,867,222
                                                     ===========    ===========

Income (loss) per common share                       $     (0.02)   $     (0.01)
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.



                          ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)



                                                               Three Months     Three Months
                                                                  June 30,         June 30,
                                                                   2002             2003
                                                                 ---------        ---------
Cash flows from operating activities
  Net income (loss)                                              $(142,379)       $ (12,188)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation                                                     6,347           12,510
    Escrow reserve                                                  75,000             --
    Net change in current  assets and  current liabilities         (64,732)        (118,615)

                                                                 ---------        ---------
           Net cash used in operating activities                  (125,764)        (118,293)
                                                                 ---------        ---------

Cash flows from investing activities
  Collections applied to finance receivables                        18,800            4,578
  Interest receivable-Gateway Energy Corporation                      --            (33,750)
  Acquisition escrow deposit                                       (75,000)            --
  Acquisitions of property, furniture, and equipment                 8,817             --

                                                                 ---------        ---------
           Net cash provided by (used in) investing activities     (47,383)         (29,172)
                                                                 ---------        ---------

Cash flows from financing activities
  Change in checks issued in excess of cash balances                  --             54,961
  Proceeds from notes payable                                       75,000             --
  Payments on notes payable                                        (98,478)         (21,606)
  Issuance of subsidary preferred stock                               --            900,000
  Subscriptions receivable-subsidiary preferred stock                 --           (900,000)
  Advances from related parties                                    158,900           71,914

                                                                 ---------        ---------
           Net cash provided by financing activities               135,422          105,269
                                                                 ---------        ---------

Net increase (decrease)  in cash                                   (37,725)         (42,196)
Cash, beginning of period                                           37,794           42,196
                                                                 ---------        ---------
Cash, end of period                                              $      69        $    --
                                                                 =========        =========

    Cash paid for interest                                       $   1,760        $   5,063


              The accompanying notes are an integral part of these statements.

                                             5

                            Advanced Financial, Inc.
                                and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

1. Organization and Principles of Consolidation

Advanced Financial, Inc. (the Company) owns 100% of Allen Drilling Acquisition Company ("ADAC") (See Note 3 below) formerly AFI Mortgage Corp. and 100% of Cannon Financial Company (Cannon). Cannon collects debts for others for a fee and purchases charged-off credit card debt to collect at a profit from debtors located throughout the United States. On November 15, 1999, pursuant to an Asset Purchase Agreement between AIH Services, Inc. and Cannon, Cannon acquired certain assets for use in the operation and conduct of the businesses of AIH Services, Inc. known as AIH Receivable Management Services and AIH Early Recovery Systems. AIH Receivable Management Services and AIH Early Recovery Systems are engaged in the business of collecting nonperforming receivables on behalf of third parties. Cannon and AIH Services, Inc. combined operating assets and operations, and Cannon changed its name to AIH Receivable Management Services, Inc. (AIH) effective December 1, 1999.

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

7. Customer Lists

Intangible assets consist of customer lists obtained in acquisitions and are being evaluated annually for impairment. No impairment has been recognized in the quarter ending June 30, 2003.


8. Accounting Pronouncements and Recent Regulatory Developments

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other intangible assets having an indefinite useful life acquired in business combinations completed after June 30, 2001, are no longer subject to amortization to earnings. Effective April 1, 2002, all goodwill and other intangible assets having an indefinite useful life are no longer amortized to earnings. The useful lives of other intangible assets must be reassessed, and the remaining amortization periods must be adjusted accordingly. Goodwill and other intangible assets having an indefinite useful life will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company adopted the provisions of SFAS 142 on April 1, 2002. There was no impairment charge upon completion of the impairment review as of March 31, 2003.

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

Also in January 2003, the SEC adopted rules implementing section 401(a) of the Act, which required public companies to disclose "all material off-balance sheet financing transactions, arrangements, obligations (including contingent obligations), and other relationships of the issuer with consolidated entities or other persons, that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses." The rules require an additional section in Management's Discussion and Analysis for the presentation of this new disclosure, and there are additional rules for companies that are not small business issuers. The rules are effective for interim and annual filings for periods ending on or after June 15, 2003. The impact of adopting this statement on the consolidated financial position or results of operations is not material.


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



NOTE C - GOING CONCERN

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

With the completion of the Madisonville Project and the pending venture with Gateway Energy Corporation (all as described later), the Company has determined that the ability to generate long-term value for the common shareholders could be enhanced if the present Company operations, (AIH Receivable Management Services, Inc.) were sold. The Company would then concentrate its growth efforts in the energy industry focusing primarily on natural gas.

The Company, as of the filing of this quarterly report, has entered into preliminary negotiations to participate in an additional venture with Gateway Energy Corporation, which project agreement has a possible execution date early in the calendar year 2004 and a first phase start up date early in the second quarter of calendar year 2004. Management believes this industry and the future acquisitions and project ventures with Gateway Energy could bring profits and capital to sustain future growth and operations.

In accordance with the above business strategy, an agreement in principal has been entered into with an entity controlled by the Company's principal creditor and majority stockholder, Argus, wherein the common shares of AIH would be exchanged for the debt held by Argus related to the AIH operations. The Board of Directors has engaged an investment banking firm (Morgan Stanley) to determine the fair market value as of September 30, 2003, of the AIH operations. The exchange transaction is anticipated to result in a gain to the Company.


Upon completion of the exchange transaction, the Company intends to amend its Certificate of Incorporation to effect a 1 for 3 reverse stock split and a name change. In order to minimize the costs, the Company intends to solicit the consents of the Company's common shareholders (in lieu of a proxy) for these and certain other matters as quickly as possible after receipt of the fair market valuation report discussed above.

Argus, the holder of over 71% of the presently outstanding common stock of the Company has indicated its intent to vote in favor of the above.


NOTE D - ACQUISITIONS AND AGREEMENTS


1. AFI Capital Corporation Agreement

In July 2001, the Company entered into a four-year agreement with AFI Capital Corporation (Capital), a Nebraska corporation. Pursuant to the agreement, Capital will provide financial, acquisition, and general public company business consulting services. Compensation for such services will be based on a successful-efforts basis and will consist primarily of the Company's common equity. The Company will issue to Capital approximately 308,350 shares of its common stock (post reverse split basis) in connection with this July 2001 agreement upon completion of the transactions described above. In addition, the proposed acquisition transaction discussed in Note 2 below is subject to the terms and conditions of this agreement, wherein Capital will be compensated if the acquisition is consummated.

Larry J. Horbach, who was appointed assistant secretary of the Company, and elected to fill a vacant Company director position in March 2003, is the president and a director of AFI Capital Corporation.

2. Allen Drilling Acquisition Company Agreement

On June 7, 2001, the Company executed a Letter of Intent, which Letter of Intent was amended in February 2002, to acquire, through a wholly owned subsidiary, 100% of the Common Stock of a private company in the energy field services ( primarily natural gas) industry. On April 22, 2002, the Company executed a definitive Stock Purchase Agreement, the closing of which was subject to several conditions, one of which included certain matters with respect to the financing of the acquisition transaction. As a result of a material adverse change in the operating results for the company to be acquired, the transaction could not close primarily due to the financing requirement matters. As of September 30, 2003, $75,000 of escrow earnest money deposits remain in the hands of the Seller. Given the above, it is more likely than not, that the transaction can be closed under the terms and conditions as set forth in the definitive Stock Purchase Agreement, thus necessitating several modifications to the Agreement's terms and conditions, including the total consideration to be paid. In addition, a closing will be depended upon a favorable re-valuation of the company's fixed assets and the availability of adequate financing at reasonable rates. Due to the uncertainty of the above matters, and the potential non-recovery of the escrow deposit in the event the transaction is not closed, a reserve of $75,000 has been established for the escrow deposit.


3. The Gateway Energy/Madisonville Project Agreement

On March 6, 2003, the Company executed an Agreement which was closed on April 30, 2003, with Gateway Energy Corporation and certain of its subsidiaries of Houston, Texas ("Gateway") under which it provided, through the Company's wholly-owned subsidiary, Allen Drilling Acquisition Company ("ADAC"), $900,000 of credit enhancements in the form of Letters of Credit. These credit enhancements enabled Gateway to obtain additional financing, in the form of a three year Balloon Note from a Houston bank to complete the construction of certain natural gas pipeline facilities ("Pipeline Facilities") located in Madison County, Texas, (The "Madisonville Project"). ADAC secured the Letters of Credit through the private placement of a new series of participating preferred stock (the "Series A"), to two investor groups. The Certificate of Designation for the Series A provides, among other things, for dividend payments to the named holders thereof, equal to sixty-six and two thirds, (66.67%) of cash distributions received by ADAC from Gateway, and an unanimous vote of the Series A to exercise the Equity Participation Option as further described below.

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

During the quarter ended June 30, 2003, the Company's wholly owned subsidiary
(ADAC) accrued $33,750, the minimum guaranteed return. It also accrued a Series Preferred Stock dividend payable of $22,500, representing 66-2/3% of such minimum guaranteed return. These dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement become effective.


NOTE E - NOTES PAYABLE

At June 30 Notes Payable consisted of the following:

     Due ARGUS, $822,834 interest at prime, due on demand, secured by substantially all of he Company's assets.

     Due AFI Capital Corporation, $75,000, interest at 8%, unsecured, due on demand.

     Due bank, $100,475 under a $100,000 Line of Credit, interest at 2% over prime, unsecured, due March 31, 2004 guaranteed by a director of the Company.

NOTE F - ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties consisted of amounts advanced to the Company by ARGUS, ($514,885) and AFI Capital, ($52,815). No interest or repayment terms exist.

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


RESULTS OF OPERATIONS
---------------------
Three Month's Ended June 30, 2002
---------------------------------

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


RESULTS OF OPERATIONS
---------------------
Three Month's Ended June 30, 2003
---------------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a deficit cash balance at June 30, 2003 of $54,961. The Company's deficit cash balance and working capital requirements continue to be funded by Argus Investment Group, Inc. ("ARGUS ") the Company's majority shareholder, On February 5, 1999, ARGUS agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit was used to acquire charged off credit card debt. During the year ended March 31, 2001, the maximum was reached under the line of credit and Argus converted such amount to common stock and entered into a series of 7% demand secured notes with the Company and advances. The balance due under the secured notes at June 30, 2003 was $822,932 and $514,786 under the advances.

On April 30, 2003, the Company closed an Agreement with Gateway Energy Corporation and certain of its subsidiaries of Houston, Texas ("Gateway") under which it provided, through the Company's wholly-owned subsidiary, ADAC, $900,000 of credit enhancements in the form of Letters of Credit. These credit enhancements enabled Gateway to obtain additional financing, in the form of a three year Balloon Note from a Houston bank to complete the construction of certain natural gas pipeline facilities ("Pipeline Facilities") located in Madison County, Texas, (The "Madisonville Project"). ADAC secured the Letters of

Credit through the private placement of a new series of participating preferred stock (the "Series A"), to two investor groups. The Certificate of Designation for the Series A provides, among other things, for dividend payments to the named holders thereof, equal to sixty-six and two thirds, (66.67%) of cash distributions received by ADAC from Gateway, and an unanimous vote of the Series A to exercise the Equity Participation Option as further described below.

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

During the quarter ended June 30, 2003, the Company's wholly owned subsidiary
(ADAC) accrued $33,750, the minimum guaranteed return. It also accrued a Series Preferred Stock dividend payable of $22,500, representing 66-2/3% of such minimum guaranteed return. These dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement become effective.

As of June 30, 2003, the Company's total assets were $392,016 and the common stockholders' equity was a deficit of $1,472,840. Argus has agreed to continue provide funding as and when required by the Company to meet its cash flow requirements.

Operations
----------

Consolidated operations for the quarter ended June 30, 2003 resulted in net loss of $12,188 on collection, servicing and fee gross income of $242,956 and the guaranteed minimum return accrual of $33,750 with respect to the Madisonville Project. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the period, the Company recovered $36,203 from its portfolio receivables of which $4,578 was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $26,418. As of June 30, 2003, the remaining outstanding balance of the receivables portfolio was approximately $14,000,000.

Operating expenses, including general and administrative costs, for the quarter ended June 30, 2003, were $270,697 compared to $372,252 for the 2002 period. The reduction was primarily a reflection of a reduction in payroll resulting from the company's continuing re-organization of various employee departments.




                                     Part II

    Item 1.     Legal Proceedings
                None

    Item 2.     Changes in Securities

                None

    Item 3.     Defaults Upon Senior Securities

                None

    Item 4.     Submission of Matters to a Vote of Security Holders

                None

    Item 5.     Other Information

                None

    Item 6.     Exhibits and Reports on Form 8-K


    (a)   Exhibits:                     Description


     31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          On May 9, 2003, the Registrant filed a Form 8-K reporting under Items 4, 5, and 7.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ADVANCED FINANCIAL, INC.
                                            (Registrant)


Dated:  12/30/2003                          By:  /s/  Charles A. Holtgraves
                                               --------------------------------
                                                      Charles A. Holtgraves
                                                      Chairman, President, and
                                                      Treasurer