Form 10QSB
period 2003-09-30
ADVANCED FINANCIAL INC
filed 2004-01-02
CIK 823314

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended September 30, 2003


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

                                   FORM 10-QSB

                                     Part 1
                                     ------


Item 1. Financial Statements

                                                                            Page

 Unaudited Condensed Consolidated Balance Sheet -September 30, 2003           3

 Unaudited Condensed Consolidated Statement of Operations for
    the three and six  months ended  September 30, 2003 and 2002              4

 Unaudited Condensed Consolidated Statement  of Cash Flows for
    the  six months ended September 30, 2003 and 2002                         5

 Notes to Consolidated Financial Statements                                   6


                                     Part 1I


Items 1-6.                                                                   16

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                   September 30,
                                                                        2003
                                                                    -----------
                                                                     (Unaudited)


                                     ASSETS


Collection fees receivable                                               39,127
Finance receivables                                                       9,249
Other                                                                     7,641
Property, furniture and equipment, net                                   51,605
Customer lists, net of amortization                                     224,612
Accrued interest receivable                                              67,500
Escrow deposit, net of $75,000 reserve                                     --
                                                                    -----------
     Total  Assets                                                  $   399,734
                                                                    ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
  Checks issued in excess of cash balances                          $    84,322
  Accounts payable and accrued expenses                                 214,060
  Accounts payable - related parties                                    565,307
  Notes payable                                                         990,734
  Dividends accrued-preferred stock of subsidiary                        45,000
                                                                    -----------

     Total Liabilities                                                1,899,423
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock of subsidiary, Series A, $10:00 par value;
     900 shares authorized, 900 shares issued and outstanding             9,000
  Paid in capital, Series A Preferred Stock                             891,000
  Subscriptions receivable, Series A Preferred Stock                   (900,000)
                                                                    -----------
                                                                    -----------
                                                                    -----------
  Preferred stock, Series B, $.005 par value; 1,000,000
    shares authorized, none issued and outstanding                         --
                                                                    -----------

  Common stock, $.001 par value; 10,000,000 shares
    authorized, 5,867,222 issued an outstanding                           5,867
  Paid-in capital                                                     1,253,259
  Accumulated deficit                                                (2,758,815)
                                                                    -----------
                                                                     (1,499,689)
                                                                    -----------
                                                                    -----------

     Total Stockholders' Equity (Deficiency)                         (1,499,689)
                                                                    -----------

                                                                    -----------
                                                                    -----------
                                                                    $   399,734
                                                                    ===========


        The accompanying notes are an integral part of these statements.



                                 ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)



                                                Three Months   Three Months     Six Months    Six Months
                                                 09/30/2003     09/30/2002      09/30/2003    09/30/2002
                                                 -----------    -----------    -----------   -----------
REVENUES
  Collection, servicing, and other fees          $   239,827    $   284,943    $   482,783   $   575,168
  Other                                                8,788          2,695         13,953        25,386
  Interest                                            33,758             68         67,527           140

                                                 -----------    -----------    -----------   -----------
    Total revenues                                   282,373        287,706        564,263       600,694
                                                 -----------    -----------    -----------   -----------

EXPENSES
  Operating expenses, including general and
    administrative costs                             275,839        348,790        560,815       721,042
  Interest                                             2,479          3,237          5,121         5,005
  Depreciation and amortization                        8,404          6,347         14,864        12,694
  Escrow reserve                                        --             --             --          75,000

                                                 -----------    -----------    -----------   -----------
    Total expenses                                   286,722        358,374        580,800       813,741
                                                 -----------    -----------    -----------   -----------

NET INCOME (LOSS)                                $    (4,349)   $   (70,668)   $   (16,537)  $  (213,047)

  Subsidiary preferred stock dividends accrued       (22,500)          --          (45,000)         --
                                                 -----------    -----------    -----------   -----------

EARNINGS (LOSS) FOR COMMON STOCK                 $   (26,849)   $   (70,668)   $   (61,537)  $  (213,047)
                                                 ===========    ===========    ===========   ===========

Weighted-average shares outstanding                5,867,222      5,866,137      5,867,222     5,866,137
                                                 ===========    ===========    ===========   ===========

Loss per common share                            $     (0.00)   $     (0.01)   $     (0.01)  $     (0.04)
                                                 ===========    ===========    ===========   ===========


                     The accompanying notes are an integral part of these statements.

                                                    4



                        ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)



                                                               Six Months   Six Months
                                                                 Sept 30,     Sept 30,
                                                                   2003         2002
                                                                ---------    ---------
Cash flows from operating activities
 Net income (loss)                                              $ (16,537)   $(213,047)
 Adjustments to reconcile net loss to net
   cash used in operating activities
   Depreciation and amortization                                    8,404       12,695
   Escrow reserve                                                    --         75,000
   Net change in current  assets and  current liabilities        (125,481)       5,543

                                                                ---------    ---------
          Net cash used in operating activities                  (133,614)    (119,809)
                                                                ---------    ---------

Cash flows from investing activities
 Collections applied to finance receivables                        21,747       34,978
 Interest receivable-Gateway Energy Corporation                   (67,500)        --
 Acquisition escrow deposit                                          --        (75,000)
 Acquisitions of property, furniture, and equipment                12,509       21,006
                                                                ---------    ---------
          Net cash provided by (used in) investing activities     (33,244)     (19,016)
                                                                ---------    ---------

Cash flows from financing activities
 Change in checks issued in excess of cash balances                84,322         --
 Issuance of subsidiary preferred stock                           900,000         --
 Subscriptions receivable-subsidiary preferred stock             (900,000)        --
 Payments on notes payable                                        (29,181)     (30,979)
 Advances from related party                                       69,521      166,696
                                                                ---------    ---------
          Net cash provided by financing activities               124,662      135,717
                                                                ---------    ---------

Net increase (decrease)  in cash                                  (42,196)      (3,108)
Cash, beginning of period                                          42,196       37,794
                                                                             ---------
                                                                             ---------
Cash, end of period                                             $    --      $  34,686
                                                                =========    =========

   Cash paid for interest                                       $  10,545    $   7,512


            The accompanying notes are an integral part of these statements.

                                           5

                            Advanced Financial, Inc.
                                and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003



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

7. Customer Lists

Intangible assets consist of customer lists obtained in acquisitions and are being evaluated annually for impairment. No impairment has been recognized in the six months ended September 30, 2003.


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

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are similar to sale-leaseback transactions. The statement also amends other existing pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The Company has determined the impact of the statement on its consolidated financial position or results of operations is not material.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting and reporting for costs associated with exit and disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has determined the impact of the statement on its consolidated financial position or results of operations is not material.

Effective July 30, 2002, the Sarbarnes-Oxley Act of 2002 (the "Act") was signed into law. The Act encompasses a broad range of new legislation designed to increase accountability of public companies and investor confidence. The Act establishes a new regulatory body, the "Public Company Accounting Oversight Board", under the auspices of the Securities and Exchange Commission (the "SEC") to oversee audits of companies offering equity or debt securities to the public, and further regulates and redefines the relationship between a registered public accounting firm and its audit clients. The Act establishes new disclosure requirement for public companies, financial certification standards for public company CEOs and CFOs, restrictions on the ability of officers and directors to engage in certain types of transactions, accelerated reporting of certain types of transactions and new rules of analysts. In addition, the Act enhances a number of criminal penalties and enforcement measures available for securities related offenses. The SEC was directed to study and issue final rules to implement a number of directives contained in the Act, and some of the ensuing rules are discussed below.

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

In December 2002, the FASB issued SFAS No. 148. "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 of the same name to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years and interim periods ending after December 15, 2002 and the Company has implemented this statement. The Company intends to continue using the intrinsic method of accounting for stock-based compensation first allowed under APB Option No. 25, "Accounting for Stock Issued to Employees". Therefore, the impact of adopting SFAS No. 148 on the consolidated financial statements of the Company is limited to the expanded disclosure requirements of the statement.

In January 2003, the SEC adopted rules implementing Sections 406 and 407 of the Act. Section 406 of the Act requires public companies to annually disclose whether the company has adopted a code of ethics for its principal executive and financial officers, and if it has not, to explain why it has not. Additionally, the rules will require disclosure on a Form 8-K filing any amendments to or waivers from the code of ethics relating to those officers. Section 407 of the Act required public companies to disclose annually whether it has at least one "audit committee financial expert", as defined in the rules, on the Company's audit committee, and if so, the name of the audit committee financial expert and whether the expert is independent of management. A company that does not have an audit committee financial expert will be required to disclose this fact and explain why it has no such expert. Both rules are effective for small business issuers' annual reports for fiscal years ending on or after December 15, 2003. The Company intends to comply with these rules on a timely basis.

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

With the completion of the Madisonville Project, and the possible pending venture with Gateway Energy Corporation (all as described later), the Company has determined that the ability to generate long-term value for the common shareholders could be enhanced if the present Company operations, (AIH Receivable Management Services, Inc.) were sold. The Company would then concentrate its growth efforts in the energy industry focusing primarily on natural gas.

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

Upon completion of the exchange transaction, the Company intends to amend its Certificate of Incorporation to effect a 1 for 3 reverse stock split and a name change. In order to minimize costs, the Company intends to solicit the consents of the Company's common shareholders (in lieu of a proxy) for these and certain other matters as quickly as possible after receipt of the fair market valuation report discussed above.

Argus, the holder of over 71% of the presently outstanding common stock of the Company has indicated its intent to vote in favor of the above.


NOTE D - ACQUISITIONS AND AGREEMENTS



1. AFI Capital Corporation Agreement

In July 2001, the Company entered into a four-year agreement with AFI Capital Corporation (Capital), a Nebraska corporation. Pursuant to the agreement, Capital will provide financial, acquisition, and general public company business consulting services. Compensation for such services will be based on a successful-efforts basis and will consist primarily of the Company's common equity. The Company will issue to Capital approximately 308,350 shares of its common stock (post reverse split basis) in connection with this July 2001 Agreement upon completion of the transactions described above. In addition, the proposed acquisition transaction discussed in Note 2 below is subject to the terms and conditions of this agreement, wherein Capital would be compensated if the acquisition is consummated.

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

During the quarter ended September 30, 2003, the Company's wholly owned subsidiary (ADAC) accrued $33,750, the minimum guaranteed return. It also accrued a Series Preferred Stock dividend payable of $22,500, representing 66-2/3% of such minimum guaranteed return. These dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement become effective.


NOTE E - NOTES PAYABLE

At September 30, Notes Payable consisted of the following:

     Due ARGUS, $822,932 interest at prime, due on demand, secured by substantially all of he Company's assets.

     Due AFI Capital Corporation, $75,000, interest at 8%, unsecured, due on demand.

     Due bank, $92,802 under a $100,000 Line of Credit, interest at 2% over prime, unsecured, due March 31, 2004 guaranteed by a director of the company.


NOTE  F - ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties consisted of amounts advanced to the Company by ARGUS ($514,786) and AFI Capital ($50,521). No interest or repayment terms exist.


NOTE G- OTHER RELATED PARTY TRANSACTION

As of September 30, 2003, the Company had advanced to Balance In Full, Inc. ("BIF") $10,676, in connection with the acquisition of certain accounts. Charles
A. Holtgraves, the Company's President, is the 100% owner of BIF. BIF places delinquent charged off credit card accounts with AIH for collection services, for which BIF pays to AIH fees for collection services. The fees paid are comparable to non related party accounts.

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




RESULTS OF OPERATIONS
---------------------

Three Month's Ended  September 30, 2002  And 2003
-------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a cash balance of $34,686 and a negative balance of $84,322 at September 30, 2002 and 2003 respectively. The Company's working capital requirements are being funded by Argus Investment Group, Inc. ("ARGUS ") the Company's majority shareholder, On February 5, 1999, ARGUS agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit was used to acquire charged off credit card debt. During the year ended March 31, 2001, the maximum was reached under the line of credit and Argus converted such amount to common stock and entered into a series of prime rate demand secured notes with the Company and advances. The balance due under the secured notes at September 30, 2002 and 2003 was $875,747 and $822,932 respectively. In addition, Argus had advanced under open non interest bearing advances $372,536 and $514,786 as of the above dates.

As of September 30, 2002, and 2003, the Company's total assets were $455,847 and $399,734 respectively, and stockholders' equity was a deficit of $1,239,818 and $1,499,689 respectively. Argus has agreed to provide funding as and when required by the Company to meet its cash flow requirements through two lines of credit.

Operations
----------

Consolidated operations for the quarters ended September 30, 2002 and 2003 resulted in net losses of $70,668 and $4,349 respectively on collection, servicing and fee gross income of $284,943 and $482,783. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the periods, the Company recovered $74,234 and $30,961 from its portfolio receivables of which $16,179 and $17,169 was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $53,921 and $9,249 at September 30, 2002 and 2003 respectively. As of September 30, 2003, the remaining outstanding balance of the receivables portfolio was approximately $14,000,000.

Operating expenses, including general and administrative costs, for the quarter ended September 30, 2003, were $275,839 compared to $348,790 for the same period in 2002 which was a decrease of 26% between 2003 and 2002. The reduction was primarily a reflection of a reduction in payroll resulting from the Company's continued efforts in a re-organization and streamlining of various employee departments resulting in fewer full time employees.




RESULTS OF OPERATIONS
---------------------
Six Month's Ended  September 30, 2002 And 2003
----------------------------------------------


Operations
----------

Consolidated operations for six months ended September 30, resulted in a net loss of $213,047 in 2002 and $16,537 in 2003 on collection, servicing and fee gross income of $575,168 and $482,783. The 2003 operating results includes $67,500 of accrued minimum guaranteed interest return with respect to the Madisonville Project. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the six month periods ended September 30, 2002 and 2003, the Company recovered $141,832 and $57,950 respectively from its portfolio receivables of which $34,978 and $21,747 was applied to reduce the carrying value of its finance receivables asset. As of September 30, 2002 and 2003, the remaining outstanding balance of the receivables portfolio was approximately $14,000,000.

Operating expenses, including general and administrative costs, for the six months ended September 30, 2002 and 2003, were $721,042 and $560,815 respectively, which was a decrease of approximately 29% between 2002 and 2003. The reduction was primarily a reflection of a reduction in payroll resulting from a re-organization and streamlining of various employee departments resulting in fewer full time employees.

During the quarter ended June 30, 2002, the Company provided a reserve of $75,000 with respect to an escrow deposit for an earnest deposit on a possible acquisition transaction as there is no assurance that the delayed transaction can be closed.



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

                                            ADVANCED FINANCIAL, INC.
                                            (Registrant)


Dated:  December 31, 2003                   By:  /s/  Charles A. Holtgraves
        -----------------                      --------------------------------
                                                      Charles A. Holtgraves
                                                      Chairman, President, and
                                                      Treasurer