Form 10QSB
period 2003-12-31
ADVANCED FINANCIAL INC
filed 2004-02-17
CIK 823314

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended December 31, 2003


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the Transition Period from         To
                                           --------   --------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of January 31, 2004, the Issuer had 5,867,222 shares of its common stock outstanding.

        Transitional Small Business Disclosure Format: Yes     No  X
                                                          -----  -----

                                   FORM 10-QSB

                                     Part 1
                                     ------


Item 1.       Financial Statements
              --------------------
                                                                            Page
                                                                            ----

Unaudited  Condensed Consolidated Balance Sheet -December 31, 2003            3

Unaudited Condensed Consolidated Statement of Operations for
    the three and nine  months ended  December 31, 2003 and 2002              4
Unaudited Condensed Consolidated Statement  of Cash Flows for
    the  nine months ended December 31, 2003 and 2002
Notes to Condensed Consolidated Financial Statements                          6


                                     Part II


Items 1-6.                                                                   16

                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET




                                                                    December 31,
                                                                       2003
                                                                    -----------
                                       ASSETS                       (Unaudited)

Collection fees receivable                                          $    33,790
Finance receivables                                                       6,423
Other                                                                    17,213
Property, furniture and equipment, net                                   43,202
Customer lists, net of amortization                                     224,612
Accrued interest receivable                                             100,219
Escrow deposit, net of $75,000 reserve                                     --
                                                                    -----------
   Total  Assets                                                    $   425,459
                                                                    ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
 Checks issued in excess of cash balances                           $    89,692
 Accounts payable and accrued expenses                                  252,005
 Accounts payable - related parties                                      76,921
 Notes payable                                                        1,506,073
 Dividends accrued-preferred stock of subsidiary                         66,812
                                                                    -----------

   Total Liabilities                                                  1,991,503
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
 Preferred stock of subsidiary, Series A, $10.00 par value;
   900 shares authorized, 900 shares issued and outstanding               9,000
 Paid in capital, Series A Preferred Stock                              891,000
 Subscriptions receivable, Series A Preferred Stock                    (900,000)
                                                                    -----------
                                                                           --
                                                                    -----------
 Preferred stock, Series B, $.005 par value; 1,000,000
   shares authorized, none issued and outstanding                          --
                                                                    -----------

 Common stock, $.001 par value; 10,000,000 shares
   authorized, 5,867,222  issued an outstanding                           5,867
 Paid-in capital                                                      1,253,259
 Accumulated deficit                                                 (2,825,170)
                                                                    -----------
                                                                     (1,566,044)
                                                                    -----------

   Total Stockholders' Equity (Deficiency)                           (1,566,044)
                                                                    -----------

                                                                    -----------
                                                                    $   425,459
                                                                    ===========


        The accompanying notes are an integral part of these statements.



                                 ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)



                                                Three Months   Three Months   Nine Months    Nine Months
                                                 12/31/2003     12/31/2002    12/31/2003     12/31/2002
                                                 -----------    -----------   -----------    -----------
REVENUES
  Collection, servicing, and other fees          $   228,918    $   213,732   $   711,701    $   788,900
  Other                                               13,151         54,583        27,104         79,969
  Interest                                            33,750             22       101,277            162

                                                 -----------    -----------   -----------    -----------
    Total revenues                                   275,819        268,337       840,082        869,031
                                                 -----------    -----------   -----------    -----------

EXPENSES
  Operating expenses, including general and
    administrative costs                             295,053        323,975       841,589      1,045,017
  Interest                                            15,076          3,237        28,426          8,242
  Depreciation and amortization                        8,404          6,347        29,317         19,041
  Escrow reserve                                        --             --            --           75,000

                                                 -----------    -----------   -----------    -----------
    Total expenses                                   318,533        333,559       899,332      1,147,300
                                                 -----------    -----------   -----------    -----------

NET INCOME (LOSS)                                $   (42,714)   $   (65,222)  $   (59,250)   $  (278,269)

  Subsidiary preferred stock dividends accrued       (22,500)          --         (67,500)          --
                                                 -----------    -----------   -----------    -----------

EARNINGS (LOSS) FOR COMMON STOCK                 $   (65,214)   $   (65,222)  $  (126,750)   $  (278,269)
                                                 ===========    ===========   ===========    ===========

Weighted-average shares outstanding                5,867,222      5,866,137     5,867,222      5,866,137
                                                 ===========    ===========   ===========    ===========

Loss per common share                            $     (0.01)   $     (0.01)  $     (0.02)   $     (0.05)
                                                 ===========    ===========   ===========    ===========


                     The accompanying notes are an integral part of these statements.

                                                     4



                        ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                           CONDENSED STATESMENTS OF CASH FLOWS
                                      (Unaudited)

                                                             Nine Months   Nine Months
                                                               Dec 31,       Dec 31,
                                                                 2003         2002
                                                              ---------    ---------
Cash flows from operating activities
 Net income (loss)                                            $ (59,250)   $(278,269)
 Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation and amortization                               29,317       19,041
     Escrow reserve                                                --         75,000
     Net change in current  assets and  current liabilities     (91,989)      12,137

                                                              ---------    ---------
        Net cash used in operating activities                  (121,922)    (172,091)
                                                              ---------    ---------

Cash flows from investing activities
 Collections applied to finance receivables                      24,573       51,449
 Interest receivable-Gateway Energy Corporation                (100,219)        --
 Acquisition escrow deposit                                        --        (75,000)
 Acquisitions of property, furniture, and equipment                   0       30,387
                                                              ---------    ---------
        Net cash provided by (used in) investing activities     (75,646)       6,836
                                                              ---------    ---------

Cash flows from financing activities
 Change in checks issued in excess of cash balances              89,692         --
 Issuance of subsidiary preferred stock                         900,000         --
 Subsidiary preferred stock dividends accrued-net                68,425         --
 Subscriptions receivable-subsidiary preferred stock           (900,000)        --
 Payments on notes payable, net of advances                     (29,145)     (14,340)
 Advances from related parties                                   26,400      153,446
                                                              ---------    ---------
        Net cash provided by financing activities               155,372      139,106
                                                              ---------    ---------

Net increase (decrease)  in cash                                (42,196)     (26,149)
Cash, beginning of period                                        42,196       37,794
                                                              ---------    ---------
Cash, end of period                                           $    --      $  11,645
                                                              =========    =========

 Cash paid for interest                                       $   4,369    $   9,014
 Related party advances converted to Demand Note              $ 508,787    $    --


            The accompanying notes are an integral part of these statements.

                                       5

                            Advanced Financial, Inc.
                                and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003



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

4. Income Taxes

The Company accounts for income taxes under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized to the extent management believes that it is more likely than not that they will be realized. The Company has estimated net operating loss carryforwards of approximately $10.5 million as of March 31, 2003. These net operating losses will expire in the years ended March 31, 2009 through March 31, 2024.


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

7. Customer Lists

Intangible assets consist of customer lists obtained in acquisitions and are being evaluated annually for impairment. No impairment has been recognized in the nine months ended December 31, 2003.


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

The Company, as of the filing of this quarterly report, has entered into preliminary negotiations to participate in an additional venture with Gateway Energy Corporation, which project agreement has a possible execution date early in the calendar year 2004 and a first phase start up date in the third quarter of calendar year 2004. Management believes this industry and the future acquisitions and project ventures with Gateway Energy could bring profits and capital to sustain future growth and operations.

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

2. Allen Drilling Acquisition Company Agreement

On June 7, 2001, the Company executed a Letter of Intent, which Letter of Intent was amended in February 2002, to acquire, through a wholly owned subsidiary, 100% of the Common Stock of a private company in the energy field services ( primarily natural gas) industry. On April 22, 2002, the Company executed a definitive Stock Purchase Agreement, the closing of which was subject to several conditions, one of which included certain matters with respect to the financing of the acquisition transaction. As a result of a material adverse change in the operating results for the company to be acquired, the transaction could not close primarily due to the financing requirement matters. As of December 31, 2003, $75,000 of escrow earnest money deposits remain in the hands of the Seller. Given the above, it is more likely than not, that the transaction can be closed under the terms and conditions as set forth in the definitive Stock Purchase Agreement, thus necessitating several modifications to the Agreement's terms and conditions, including the total consideration to be paid. In addition, a closing will be depended upon a favorable re-valuation of the company's fixed assets and the availability of adequate financing at reasonable rates. Due to the uncertainty of the above matters, and the potential non-recovery of the escrow deposit in the event the transaction is not closed, a reserve of $75,000 has been established for the escrow deposit.

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

During the quarter ended December 31, 2003, the Company's wholly owned subsidiary (ADAC) accrued $33,750, the minimum guaranteed return. It also accrued a Series Preferred Stock dividend payable of $22,500, representing 66-2/3% of such minimum guaranteed return. These dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement become effective.


NOTE E - NOTES PAYABLE

At December 31, Notes Payable consisted of the following:

     Due ARGUS, $1,346,058 interest at prime, due on demand, secured by substantially all of he Company's assets.

     Due AFI Capital Corporation, $75,000, interest at 8%, unsecured, due on demand.

     Due bank, $85,015 under a $100,000 Line of Credit, interest at 2% over prime, unsecured, due March 31, 2004 guaranteed by a director of the company.


NOTE  F - ACCOUNTS PAYABLE - RELATED PARTIES

Accounts payable - related parties consisted of amounts advanced to the Company by ARGUS ($26,400) and AFI Capital ($50,521). No interest or repayment terms exist.

Effective October 1, 2003, $508,787 of open advances to the Company by ARGUS were converted to demand notes payable, with interest at prime.


NOTE G- OTHER RELATED PARTY TRANSACTION

As of September 30, 2003, the Company had advanced to Balance In Full, Inc. ("BIF") $10,676, in connection with the acquisition of certain accounts. Charles
A. Holtgraves, the Company's President, is the 100% owner of BIF. BIF places delinquent charged off credit card accounts with AIH for collection services, for which BIF pays to AIH fees for collection services. The fees paid are comparable to non related party accounts. During the quarter ended December 31, 2003, such advance was repaid by BIF.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
-------

As described in PART 1 hereof, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court on November 13, 1998 and became effective on February 19, 1999. In accordance with the American Institute of Certified Public Accountants Statement Position No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company accounted for the reorganization using "Fresh-Start Reporting," whereby all remaining assets and liabilities were adjusted to their fair market values as of February 19, 1999.

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


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Particular reference is made to NOTE C - GOING CONCERN included herein in this Form 10QSB under Part I, Notes To Condensed Consolidated Financial Statements for information with respect to the Company's future plans. Assuming that the transactions contemplated therein are consummated as proposed, the accompanying information will be significantly impacted by these transactions.


RESULTS OF OPERATIONS
---------------------

Three Month's Ended  December 31, 2002  And 2003
------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a cash balance of $11,645 and a negative balance of $89,692 at December 31, 2002 and 2003 respectively. The Company's working capital requirements are being funded by Argus Investment Group, Inc. ("ARGUS ") the Company's majority shareholder, On February 5, 1999, ARGUS agreed to make available to the Company a line of credit in the amount of $875,000 for five years with an interest rate of 7% annually. This line of credit was used to acquire charged off credit card debt. During the year ended March 31, 2001, the maximum was reached under the line of credit and Argus converted such amount to common stock and entered into a series of prime rate demand secured notes with the Company and advances. The balance due under the secured notes at December 31, 2002 and 2003 was $902,747 and $1,346,058 respectively. In addition, Argus had advanced under open non interest bearing advances $359,286 as of December 31, 2002. On October 1, 2003, $508,787 of open non interest bearing advances were converted to a prime rate demand note.

As of December 31, 2002 and 2003, the Company's total assets were $405,677 and $425,459 respectively, and stockholders' equity was a deficit of $1,305,040 and $1,553,045 respectively. Argus has agreed to continue to provide funding as and when required by the Company to meet its cash flow requirements.


Operations
----------

Consolidated operations for the quarters ended December 31, 2002 and 2003 resulted in net losses of $65,222 and $42,714 respectively on collection, servicing and fee gross income of $213,732 and $228,918. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the periods, the Company recovered $68,469 and $39,938 from its portfolio receivables of which $16,179 and $2,826 was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $37,450 and $6,423 at December 31, 2002 and 2003 respectively.

Operating expenses, including general and administrative costs, for the quarter ended December 31, 2003, were $295,053 compared to $323,975 for the same period in 2002 which was a decrease of 9% between 2003 and 2002. The reduction was primarily a reflection of a reduction in payroll resulting from the Company's continued efforts in a re-organization and streamlining of various employee departments resulting in fewer full time employees.




RESULTS OF OPERATIONS
---------------------
Nine Month's Ended  December 31, 2002 And 2003
----------------------------------------------

Operations
----------

Consolidated operations for nine months ended December 31, resulted in a net loss of $278,269 in 2002 and $59,250 in 2003 on collection, servicing and fee gross income of $788,900 and $711,701. The 2003 revenues include $101,250 of accrued minimum guaranteed interest return with respect to the Madisonville Project. In addition, ADAC, the Company's wholly owned subsidiary (which subsidiary holds the Madisonville Project investments) generated net income of $96,013 for the nine months ended December 31, 2003.

 Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the nine month periods ended December 31, 2002 and 2003, the Company recovered $210,300 and $97,885 respectively from its portfolio receivables of which $51,449 and $24,573 was applied to reduce the carrying value of its finance receivables asset. As of December 31, 2002 and 2003, the remaining outstanding balance of the receivables portfolio was approximately $14,000,000.

Operating expenses, including general and administrative costs, for the nine months ended December 31, 2002 and 2003, were $1,147,300 and $899,332 respectively, which was a decrease of approximately 28% between 2002 and 2003. The reduction was primarily a reflection of a reduction in payroll resulting from a re-organization and streamlining of various employee departments resulting in fewer full time employees and a general downsizing of the RMS operations.

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

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits        Description

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K
              None



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ADVANCED FINANCIAL, INC.
                                            (Registrant)


Dated:    February 15, 2004                 /s/  Charles A. Holtgraves
          -----------------                 -----------------------------------
                                                 Charles A. Holtgraves
                                                 Chairman, President, and
                                                 Treasurer