Form 10KSB
period 2004-03-31
ADVANCED ENERGY RECOVERY, INC
filed 2004-12-13
CIK 823314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission file number:
     March 31, 2004                                              0-19485

                         ADVANCED ENERGY RECOVERY, INC.
                                    FORMERLY
                            ADVANCED FINANCIAL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                     84-1069416
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                      5799 Broadmoor, Ste 750, Mission, KS        66218
                     --------------------------------------      --------
                    (Address of principal executive offices)    (Zip Code)

                    Issuer's telephone number (913) 535-1072

              Securities registered under Section 12(g) of the Act:
                               Title of Each Class
                          Common Stock $.003 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         -----  -----

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B if not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended March 31, 2004 were $987,819.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 31, 2004 and as of the date of filing this Annual Report was $19,554.

     State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2004--1,955,379.

     Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                      -----  -----

          Transactional Small Business Disclosure Format Yes     No  X
                                                            -----  -----

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                        PAGE

Part I
------
         Item 1  -      Description of Business                                3

         Item  2 -      Description of Property                               10

         Item  3 -      Legal Proceedings                                     10

         Item  4 -      Submission of Matters to a Vote of
                         Security Holders                                     11

Part II

         Item  5 -      Market for Common Equity and Related
                         Stockholder Matters                                  12

         Item  6 -      Management's Discussion and Analysis or
                         Plan of Operation                                    13

         Item  7 -      Financial Statements                                  18


Part III

         Item  9 -      Directors, Executive Officers, Promoters
                         and Control Persons; Compliance With
                         Section 16(a) Of The Exchange Act                    41

         Item 10 -      Executive Compensation                                42

         Item 11 -      Security Ownership of Certain Beneficial Owners
                         and Management                                       43

         Item 12 -      Certain Relationships and Related Transactions        44

Part IV

         Item 13 -      Exhibits and Reports                                  45

Signatures                                                                    49
----------

Certification-Section 302

Certification-Section 906

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

History of the Company and Subsidiaries
---------------------------------------

Advanced Energy Recovery, Inc. (Formerly known as Advanced Financial, Inc.) (the "Company" or "AER") is a Delaware corporation formed in September 1986. The Company acquired Creative Financing, Inc. in March 1991, changed the subsidiary's name to Continental Mortgage, Inc. in 1992 and changed the name again in 1994 to AFI Mortgage, Corp. ("AFIM"). From the time it was acquired by the Company until operations were suspended in April 1997, AFIM focused on the origination, refinancing and servicing of 1 to 4 family residential mortgages. On February 3, 1997, AFIM entered into an agreement to sell its remaining loan production.

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

The AIH operations have resulted in significant losses to date despite the efforts by the Company to restructure and reorganize various AIH segment operations. These losses were funded by ARGUS. As a result of these losses there is a significant uncertainty as to the Company's ability to continue as a going concern should they continue into the future.

The following sets forth in summary form the consolidated results of operations for five years:

                       Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year
Financial Position      03/31/00       03/31/01       03/31/02       03/31/03       03/31/04
                       -----------    -----------    -----------    -----------    -----------
Total assets           $ 1,139,576    $   742,348    $   562,750    $   435,032    $   332,697
Total liabilities        1,027,060      1,272,620      1,589,521      1,873,184      2,234,107
Stockholders' equity   $   112,516    $  (530,272)   $(1,026,771)   $(1,438,152)   $(1,901,410)

Amounts due to ARGUS   $   560,000    $   765,840    $ 1,129,772    $ 1,318,709    $ 1,442,618

Operations
Total revenues         $   977,439    $ 1,423,153    $ 1,152,171    $ 1,128,441    $   987,819
Total expenses           1,898,423      2,119,914      1,648,669      1,539,822      1,361,077
Net loss               $  (920,984)   $  (696,761)   $  (496,498)   $  (411,381)   $  (373,258)


The consolidated operations for the fiscal year ended March 31, 2004 include amounts with respect to the Company's wholly owned subsidiary's , (ADAC) participation in the Madisonville Project, later described herein. For the fiscal year then ended, ADAC reported net income of $105,616.

As set forth in the summarized results of operations above, the Company has accumulated significant losses since its emergence from the Chapter XI filing.
As of December 31, 2003, the accumulation of debt to ARGUS had grown to a point where the Company could no longer service this outstanding debt given the downsizing of the Company that was the result of the reorganization and restructuring of the various AIH segment operations. Also during these years, and to the current date, the current President and Treasurer of the Company did

                                       4

not draw a salary, nor were any amounts accrued with respect thereto. As discussed later, under Change In Business Strategy, with the completion of the Madisonville Project investment, and the pending joint venture with_GulfWest Energy Inc. as discussed later_under Subsequent Events, the Company had determined that the ability to generate long-term value for the common shareholders could be enhanced if the present Company operations, (AIH) were sold and the Company concentrated its growth efforts in the energy industry focusing primarily on natural gas. In accordance with this business strategy, an agreement was entered into with ARGUS, subject to common shareholder approval, wherein the common shares of AIH would be exchanged for an assumption by ARGUS of all of the AIH liabilities (the "Exchange Transaction"). The Board of Directors engaged an investment banking firm (Morgan Stanley) to determine the fair market value of the AIH operations on a going concern basis. Morgan Stanley, through its SPARDATA affiliate, determined such value to be $345,000.

Change In Business Strategy
---------------------------

In July, 2001, the Company entered into a four year Agreement with AFI Capital Corporation ("Capital") a Nebraska corporation. Pursuant to the Agreement, Capital is providing financial, acquisition, and general public company business consulting services in other than the financial services industry. Compensation for such services is based on a "successful efforts" basis and primarily consists of the Company's common equity and cash performance fees as earned. At March 31, 2004, $52,815 is due to Capital under the compensation portion of the Agreement, which amount was converted to 337,500 shares of Common Stock (post reverse split basis) in August, 2004 in accordance with the provisions of the Agreement. Upon issuance of the shares, the Agreement was terminated and all parties released from any obligations arising there from.

On April 22, 2002, the Company, through a wholly owned subsidiary, Allen Drilling Acquisition Company ("ADAC") formerly executed a definitive Stock Purchase Agreement to acquire a service company in the energy industry. The closing, which was not subject to a specific date, was subject to several conditions, one of which included certain matters with respect to the financing of the acquisition transaction. This proposed transaction was sponsored by Capital and subject to the July, 2001 Agreement. As a result of a material adverse change in the operating results for the company to be acquired, the transaction could not close primarily due to the financing requirement matters. Ernest money deposits in the amount of $75,000 were provided to ADAC by Capital under an 8% demand promissory note. ADAC then focused its attention on the March 6, 2003 Gateway Energy Corporation transaction as described herein. Given the above, as well as the present stance of the parties, it is more likely than not, that the transaction will never be closed. Due to the uncertainty of the above matters, a reserve of $75,000 was established by ADAC for the escrow deposit.

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

During the year ended March 31, 2004, the Company's wholly owned subsidiary
(ADAC) accrued $135,000, the minimum guaranteed return and received $38,905 in price upside payments. These payments were offset to the accrued minimum guaranteed return. During the year, ADAC also accrued Series Preferred Stock dividends payable of $90,000 representing 66-2/3% of such minimum guaranteed return and paid cash dividends of $12,597. The dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement became effective.

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

Mr. Holtgraves and Mr. Horbach were directors of Gateway as of March 31, 2004. Mr. Horbach resigned as a Gateway director on August 27, 2004. Mr. Davis has no affiliation with Gateway. Mr. Holtgraves owns 14.65% of an entity that owns 55.56% of the ADAC Series A Preferred Stock. Mr. Davis serves as the Trustee of the Davis Investment Management Trust for the Davis Investments VI LP, which LP owns 44.44% of the ADAC Series A Preferred Stock. Mr. Horbach owns no ADAC stock.

Under date of February 27, 2004, the Company, through an Information Statement pursuant to Section 14 (c) of the Securities Exchange Act and Regulation 14A, solicited the consents of the common stockholders (the "Solicitation") to effect several transactions in an effort, among other things, to restructure the Company, to dispose of the financial service operations which have accumulated significant losses and to change its focus and growth efforts to the energy industry with its primary emphasis on natural gas. The consents solicited included the following:

1. To adopt an amendment to the Company's Certificate of Incorporation to; (i) change the name of the corporation to "Advanced Energy Recovery, Inc.";
     (ii) effect a 1 for three reverse split of the outstanding Common Stock of the Company; and (iii) set the authorized Common Stock of the Company at 10,000,000 common shares.

2. To obtain Stockholders' consent to an exchange of 100% of the outstanding stock of AIH Receivable Management Services, Inc. ("AIH") (a wholly owned subsidiary of the Company) for an assumption by the primary secured lender of the Company of all of the AIH liabilities.

3. To obtain Stockholders' consent and ratification of the engagement by the Board of Directors of Weaver and Martin L.P. as the Company's independent public accountants.

4. To obtain Stockholders' consent and ratification of the appointment by the Board of Directors of two directors to fill two vacancies created by resignations. Such directors will serve until the next annual meeting of Stockholders.


On March 24, 2004, the Company, under a Form 8-K under date thereof, announced that it had received the requisite affirmative consent votes from the common shareholders to effect the four proposals set forth in the February 27, 2004 Solicitation.

The Exchange Transaction was effective as of 12:01 AM April 1, 2004. See the Subsequent Events footnote to the financial statements included in Part 11, Item 7 herein, for additional information.



Risks Related To New Business Strategy
--------------------------------------

The Company will be subject to all of the energy industry common and traditional risks associated with the economic production of hydrocarbons including, but not limited to, acquisition of reserves that can produce adequate returns to attract the necessary investment capital to develop such reserves, the petroleum engineering of underground oil and gas reserves, drilling of the wells, and the fluctuation of hydrocarbon prices. In addition, the Company has limited capital resources and management has limited experience with respect to this segment of the energy industry. Accordingly, the Company is utilizing the joint venture approach to mitigate these risks.



Nature of the Business Conducted By the Company through March 31, 2004
----------------------------------------------------------------------

The following information is provided in order to provide a historical perspective of the Company's operations since emergence from its Chapter XI filing and executive management's operating strategy. It should be noted, however, that the following business discussions relate to (the "AIH Operations") that were included in the Exchange Transaction. Such operations will not be included in AER's operations going forward.



Delinquent Debt Recovery
------------------------

The majority of the Company's revenue was derived from the collection of delinquent accounts receivable for AIH's clients. AIH provides its services to clients that include various health care providers, financial institutions, and retail firms. All of AIH's clients are based in the states of Kansas and Missouri with the majority located in the Kansas City metro area. AIH earns a 25%-50% contingency fee depending on the size, age, and AIH's assessment of the collectability of the accounts placed for collection.

Litigation Management
---------------------

The Company realized that to provide effective and thorough receivable management services to clients, it needed to establish other services and systems to support its core operations. At times the Company recommended to its clients the need to take legal action to increase the probability of recovery of an account receivable. The Company made this recommendation on accounts with verified assets and significant balances. AIH has in place a department to manage all aspects of the litigation. AIH works closely with a Kansas City law firm in preparing and filing legal actions on collection accounts and enforcement of judgments. Once a judgment is entered, AIH will pursue the collection of the judgment by filing liens on the debtor's assets and the garnishment of wages as applicable. Litigation management services are available to all of the AIH's clients.

Consumer Receivables
--------------------

The Company, through AIH and RMS acquired portfolios of charged off consumer debt and then collected on same for its own account.

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


Portfolio Acquisitions
----------------------

There is an active secondary market for the purchase of portfolios of charged off credit card debt. AIH purchases charged off credit card debt at significant discounts to face value. The age of charged off accounts range from 180 days to 5 years or more. AIH's goal is to target portfolios that are 18 to 30 months past due and has purchased portfolios with principal balances between $167,000 and $9,275,000 with accounts in most states, however, the majority of the current accounts are in the states of Kansas and Missouri.

Portfolios are sold in the secondary market either through a bidding, negotiated, or contractual ("forward flow") arrangement. To date all of purchases have been negotiated sales.

Customers
---------

AIH generally has a broad and well-diversified client base that includes hospitals, medical groups, laboratories, convalescent homes, banks, and credit unions. Although, AIH has several customers and the loss of any one of these customers could have a material adverse effect on operations, no customer comprises more than 10% of the Company's consolidated revenues as of March 31, 2004.

Markets and Competition
-----------------------

AIH maintains a full-time sales representative that continuously solicits business by pursuing leads from existing clients, multiple business and commerce directories, and promotional material.

The third party accounts receivable management and collection business is highly competitive. AIH concentrates its efforts in the Kansas City metro area and competes with a number of national, local, and regional companies with similar operations. Many of the Company's competitors have far greater resources than the Company and have access to capital markets, which may be unavailable to the Company.


Regulation
----------

The AIH operations are regulated by the Fair Debt Collection Practice Act (FDCPA) and the Telephone Consumer Protection Act (TCPA), which are enforced by the Federal Trade Commission (FTC).

Employees
---------

As of March 31, 2004, the Company and its subsidiary had 20 full time employees. Upon completion of the Exchange Transaction, the Company will have 3 employees. The Company believes that its relations with its employees are good.


                                Subsequent Events
                                -----------------

GulfWest Energy Inc. Joint Venture
----------------------------------

     To further implement the Company's new business strategy, on July 21, 2004, the Company entered into a Letter of Intent, subject to the execution of definitive agreements, with GulfWest Energy Inc. ("GWEI") located in Houston, Texas, under which the Company and GWEI, through one or more Joint Venture LLCs, would develop certain oil and gas assets owned by GWEI in Grimes and Madison Counties, Texas. Certain of the Madison County reserves, if developed and produced, are expected to require treatment similar to that as earlier described in the Madisonville Project. On October 14, 2004, the Company, through ADAC, became a member of a Texas LLC (Elgin Holdings, L.L.C.) (the "LLC" or "Elgin") with GWEI for the purpose of initially developing certain portions of the GWEI oil and gas asset bases in Madison County and Hardin County, Texas. Participation in the development of the Grimes County asset base by ADAC was deferred and will not be a part of this LLC. GWEI contributed certain assets valued at approximately $540,000 and the Company committed to provide up to $595,000 in initial cash capital funding to the LLC. The Company funded the initial cash capital funding requirements on November 15, 2004. The Company owns 52.5% of the LLC, and hold two of the three manager positions, such positions filled by Charles A. Holtgraves and Larry J. Horbach.

     The initial capital funding was raised by ADAC through a private placement of 595 shares of a new series preferred stock. The Senior Series B Preferred Stock, Stated Value $1,000 per share provides, among other things, for a preferential dividend right based on the Company's proportionate interest in the operations and cash flow from Elgin, and a preferential liquidation right consisting of a proportionate share of the Company's Capital Account of Elgin.

     Charles A. Holtgraves, Larry J. Horbach and Christopher D. Davis are directors of the Company. Mr. Holtgraves and Mr. Horbach are officers of the Registrant. Entities in which these individuals either control or have an interest in, have subscribed for 577 of the 595 authorized shares.

AER,   Elgin,  and  Gateway Energy  Corporation Agreement
---------------------------------------------------------

     On November 15, 2004, AER and Elgin entered into a License Agreement (the "Agreement") with Gateway Energy Corporation and certain of its subsidiaries ("Gateway"). The Agreement, provides, among other things, for the granting of a sublicense to AER and Elgin to enable Elgin to treat the gas produced from the leasehold interests owned by Elgin in Madison County, Texas, which leasehold interests fall within a defined Area of Mutual Interest, ("AMI"). Such AMI is set forth in the Madisonville Project agreement as discussed earlier here in. In addition, the Agreement provides that AER and Elgin will dedicate the gas produced from its interests in the AMI to the Madisonville Project plant and will advance up to $91,250 to Gateway, in the form of a prepayment, the license and other fees due Advanced Extraction Technologies ("AET") for the processing of a minimum of 5,000 Mcf per day. The Agreement further grants to AER or its designees, an option to participate pari passu with Gateway, subject to certain limitations, in future projects which require the treatment of natural gas containing high nitrogen, which projects utilize the AET license held by Gateway.



ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

Real Estate Owned
-----------------

None


Investment Policies
-------------------

The Company had not adopted any policies which would limit the number or amount of mortgages which may be placed on any piece of property owned by the Company. The Company presently has no plans to purchase or invest in real estate. The Company had no limitations with respect to the percentage of assets of the Company which may be invested in any one investment or type of investment. Any investment policy of the Company may be changed without a vote of security holders.

Investments in Real Estate Mortgages
------------------------------------

During fiscal 2004, the Company did not invest in any real estate mortgages.

Securities of or Interests in Persons Primarily Engaged in Real Estate
----------------------------------------------------------------------
Activities
----------

During fiscal year 2004, the Company did not invest in securities of or interests in persons primarily engaged in real estate activities.





ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Company is not involved in any lawsuits as of March 31, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Under date of February 27, 2004, the Company, through an Information Statement pursuant to Section 14 (c) of the Securities Exchange Act and Regulation 14A, solicited the consents of the common shareholders for the following actions:

1. To adopt an amendment to the Company's Certificate of Incorporation to; (i) change the name of the corporation to "Advanced Energy Recovery, Inc."; (ii) effect a 1 for three reverse split of the outstanding Common Stock of the Company; and (iii) set the authorized Common Stock of the Company at 10,000,000 common shares.

2. To obtain Stockholders' consent to an exchange of 100% of the outstanding stock of AIH Receivable Management Services, Inc. ("AIH") (a wholly owned subsidiary of the Company) for an assumption by the primary secured lender of the Company of all of the AIH liabilities.

3. To obtain Stockholders' consent and ratification of the engagement by the Board of Directors of Weaver and Martin L.P. as the Company's independent public accountants.

4. To obtain Stockholders' consent and ratification of the appointment by the Board of Directors of two directors to fill two vacancies created by resignations. Such directors will serve until the next annual meeting of Stockholders.


On March 24, 2004, the Company, under a Form 8-K under date thereof, announced that it had received the requisite affirmative consent votes from the common shareholders to effect the four proposals set forth in the February 27, 2004 Solicitation.

There were 5,867,122 common shares entitled to vote as a single class at the close of business on February 27, 2004 on the consent matters. The results of the votes by Consent Item are as follows as of the March 22, 2004 due date of the Consents:


      Consent Matter                 For                  Against
      --------------                 ---                  -------
         Item 1                    4,217,447                 0
         Item 2                    4,217,447                 0
         Item 3                    4,217,447                 0
         Item 4                    4,217,447                 0

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

The Company's common stock is traded on the OTC Pink Sheets under the symbol AVFI. The following table sets forth the high and low prices for the common stock as reported on the Pink Sheets for the four quarters of fiscal 2004 and 2003. The prices do not include retail mark-ups, markdowns, or other fees or commissions, and may not represent actual transactions.

            2004                           High                  Low
---------------------------------   ------------------   -------------------
Quarter ended June 30, 2003               $0.04                 $.01
Quarter ended September 30, 2003      No transactions      No transactions
Quarter ended December 31, 2003       No transactions      No transactions
Quarter ended March 31, 2004          No transactions      No transactions

            2003                           High                  Low
---------------------------------   ------------------   -------------------
Quarter ended June 30, 2002           No transactions     No transactions
Quarter ended September 30, 2002      No transactions     No transactions
Quarter ended December 31, 2002       No transactions     No transactions
Quarter ended March 31, 2003              $0.01                $0.01



At March 31, 2004, and as of the date of filing this Annual Report, no active market existed for the Company's common stock. On such date, 524 holders of record held the Company's common stock. The Company estimates that it has approximately 1,200 beneficial shareholders.

On March 24, 2004, the common shareholders approved an amendment to the Company's Certificate of Incorporation, Article IV changing such article to read as follows:

     "The total number of shares of all classes of capital stock which the Corporation shall have authority to issue is Eleven Million (11,000,000) shares, which are divided into two classes as follows:

     Ten Million (10,000,000) shares of Common Stock, $0.003 par value per share ("Common Stock"), and

     One Million (1,000,000) shares of Preferred Stock, $0.005) par value per share ("Preferred Stock")."


At March 31, 2004, and as of the date of filing this Annual Report, the Company had not paid any cash dividends on its common stock. The Company was not subject to any restrictive covenants or agreements, which limit its ability to pay dividends. The Company has no plans to pay cash dividends on its common stock in the near future.

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

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Particular reference is made to Note M Subsequent Events. In addition, reference is made to
PART 1, Change in Business Strategy for information with respect to the Company's future plans. The accompanying historical information will be significantly impacted in the future by these matters.


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

Operations
----------

Consolidated operations for the year ended March 31, 2003 resulted in a net loss of $411,381 on collection, servicing and fee gross income of $1,091,674 compared to a net loss of $496,497 on revenues and fee income of $1,088,126 for the prior fiscal year. Revenues from the collection of the Company's portfolio receivables are recognized only after the cost of such portfolios has been recovered. During the period, the Company recovered $262,678 from its portfolio receivables of which $57,903 was applied to reduce the carrying value of its finance receivables asset leaving a portfolio carrying value of $30,996. As of March 31, 2003, the remaining outstanding balance of the receivables portfolio was approximately $14,000,000.

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



RESULTS OF OPERATIONS
---------------------
Year Ended March 31, 2004
-------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a cash balance at March 31, 2004 of $0. In March 2001, the Company's majority shareholder agreed to make available to the Company an additional line of credit bringing the aggregate credit line to $1,355,000. The shareholder has allowed this credit line to increase over the 2001 credit limit. The line of credit draws interest at the prime rate, is due on demand, and is secured by substantially all of the Company's assets. Reference is made to NOTE M- SUBSEQUENT EVENTS in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the Exchange Transaction which discusses further these matters.

On March 6, 2003, the Company executed an Agreement which was closed on April 30, 2003, with Gateway Energy Corporation and certain of its subsidiaries of Houston, Texas ("Gateway") under which it provided, through the Company's wholly-owned subsidiary, ADAC, $900,000 of credit enhancements in the form of Letters of Credit. These credit enhancements enabled Gateway to obtain additional financing, in the form of a three year Balloon Note from a Houston bank to complete the construction of certain natural gas pipeline facilities ("Pipeline Facilities") located in Madison County, Texas, (The "Madisonville Project"). ADAC secured the Letters of Credit through the private placement of a new series of participating preferred stock (the "Series A"), to two investor groups. The Certificate of Designation for the Series A provides, among other things, for dividend payments to the named holders thereof, equal to sixty-six and two thirds, (66.67%) of cash distributions received by ADAC from Gateway, and an unanimous vote of the Series A to exercise the Equity Participation Option.

Reference is made to NOTE M-SUBSEQUENT EVENTS in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a discussion of the LETTER OF INTENT, between the Company and GulfWest Energy Inc.

As of March 31, 2004, the Company's total assets were $332,697 and stockholder's equity was a deficit $1,901,410. Upon completion of the Exchange Transaction, effective April 1, 2004, the Company's total assets were $127,965, and stockholders' equity was a deficit $279,119.

Operations
----------

Consolidated operations for the year ended March 31, 2004 resulted in a net loss of $373,258 on collection, servicing and fee gross income of $823,762. During the year ended March 31, 2004, the Company's wholly owned subsidiary (ADAC) accrued $135,000, the minimum guaranteed return, and received $38,905 in price upside payments with respect to the Madisonville Project. These payments were offset to the accrued minimum guaranteed return. During the year ADAC also accrued Series Preferred Stock dividends payable of $90,000, representing 66-2/3% of such minimum guaranteed return and paid cash dividends of $12,597. The dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement became effective.

 Consolidated operating expenses, including general and administrative costs for the year ended March 31, 2004 were $1,162,323 compared to $1,345,091 for the prior year. Expenses related to the ADAC operations for 2004 totaled $29,384, including $6,000 of interest expense. ADAC paid no compensation during the period to its officers, and therefore the operating expenses for the year 2004 are not indicative of the future ADAC operations. At March 31, 2004, the Company provided an impairment charge of $90,000 in connection with the goodwill arising from the Canon acquisition.


Factors Affecting Future Results
--------------------------------

The Company's ability to generate long-term value for the common stockholders is dependent in part upon future acquisitions of assets which can generate profitable operations, and the ability to obtain financing of such acquisitions from sources other than its majority stockholder at rates that can result in a reasonable return on those acquisition investments. Reference is made to the Madisonville Project described earlier and NOTE M- Subsequent Events for additional information relating to factors affecting future results.


ACCOUNTING PRONUNCEMENTS AND
----------------------------
RECENT REGULATORY DEVELOPMENTS
------------------------------

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other intangible assets having an indefinite useful life acquired in business combinations completed after June 30, 2001, are no longer subject to amortization to earnings. Effective April 1, 2002, all goodwill and other intangible assets having an indefinite useful life are no longer amortized to earnings. The useful lives of other intangible assets must be reassessed, and the remaining amortization periods must be adjusted accordingly. Goodwill and other intangible assets having an indefinite useful life will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company adopted the provisions of SFAS 142 on April 1, 2002. There was no impairment charge upon completion of the impairment review as of March 31, 2003, however, the Company provided an impairment charge of $90,000 as of March 31, 2004.

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

In January 2003, the SEC adopted rules implementing Sections 406 and 407 of the Act. Section 406 of the Act requires public companies to annually disclose whether the company has adopted a code of ethics for its principal executive and financial officers, and if it has not, to explain why it has not. Additionally, the rules will require disclosure on a Form 8-K filing any amendments to or waivers from the code of ethics relating to those officers. Section 407 of the Act required public companies to disclose annually whether it has at least one "audit committee financial expert", as defined in the rules, on the Company's audit committee, and if so, the name of the audit committee financial expert and whether the expert is independent of management. A company that does not have an audit committee financial expert will be required to disclose this fact and explain why it has no such expert. Both rules are effective for small business issuers' annual reports for fiscal years ending on or after December 15, 2003. As of March 31, 2004, because of its recent restructuring and small size of the Board, the Company did not have on its Board of Directors a member who could meet the qualifications as defined in the rules for serving on an audit committee, or a member who could meet the qualifications of an audit committee financial expert..

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

In January 2003, the FASB issued interpretation No. 46 "Consolidation of Variable Interest Entities, and interpretation of Accounting Research Bulletin No. 51" ("The Interpretation"). The Interpretation requires the consolidation of variable Interest Entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003 until the fourth quarter of fiscal 2004. The Company has substantially completed the process of evaluating the Interpretation and believes its adoption will not have a material impact on its financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No.149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150") SFAS No. 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective in the first quarter of the Company's fiscal 2004. The Company's adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

Financial statements for the years ended March 31, 2004, and March 31, 2003 are presented on the following pages.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                                       AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                         ADVANCED ENERGY RECOVERY, INC.
                                AND SUBSIDIARIES

                                    Formerly
                    ADVANCED FINANCIAL, INC. AND SUBSIDIARIES

                             March 31, 2004 and 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Directors
Advanced Energy Recovery, Inc and Subsidiaries;
formerly Advanced Financial, Inc. and Subsidiaries.

We have audited the accompanying consolidated balance sheet of Advanced Energy Recovery, Inc and Subsidiaries (formerly Advanced Financial, Inc. and Subsidiaries) as of March 31, 2004 and 2003 the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require tat we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, ono a test basis, evidence supporting the amounts and disclosures in th.e financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Energy Recovery, Inc and Subsidiaries (formerly Advanced Financial, Inc and Subsidiaries) as of March 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and is dependent: upon the continued sale of its securities or obtaining debt financing for fUnds to meet its cash, requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Weaver & Martin, LLC
-----------------------------
     Weaver & Martin, LLC


Kansas City, Missouri
August 27, 2004



                            ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                          FORMERLY ADVANCED FINANCIAL INC., AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS



                                                                             March 31,     March 31,
                                                                              2004           2003
                                                                           -----------    -----------
                          ASSETS
Cash                                                                       $         0    $    42,196
Collection fees receivable                                                      35,493         47,119
Finance receivables (notes A2 and D)                                            12,621         30,996
Other                                                                           17,813         17,590
Property, furniture and equipment, net (notes A3, F, and I)                     36,063         72,518
Accrued interest receivable                                                     96,095
Customer lists, net of amortization of $217,236 and $127,236
  at March 31, 2004 and 2003, respectively (note A7)                           134,612        224,613
Escrow deposit net of $75,000 reserve (note A2)                                   --             --
                                                                           -----------    -----------
    Total  assets                                                          $   332,697    $   435,032
                                                                           ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
  Checks issued in excess of cash balances                                 $   112,489    $      --
  Accounts payable and accrued expenses                                        396,742        357,483
  Accounts payable - related party (note L)                                     52,815        495,786
  Notes payable (note E)                                                     1,594,658      1,019,915
  Dividends accrued-preferred stock of subsidiary                               77,403           --
                                                                           -----------    -----------
    Total liabilities                                                        2,234,107      1,873,184
                                                                           -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY) (notes 1A, B and G) Preferred stock of subsidiary, Series A, $10.00 par value;
    900 shares authorized, 900 shares outstanding                                9,000           --
  Paid-in capital, Series A Preferred Stock                                    891,000           --
  Subscriptions receivable                                                    (900,000)          --
                                                                           -----------    -----------
                                                                                  --             --
                                                                           -----------    -----------


  Preferred stock, Series B, $.005 par value; 1,000,000
    shares authorized, none issued and outstanding                                --             --
                                                                           -----------    -----------

  Common stock, $.003  par value; 10,000,000 shares
     authorized, 1,955,379 and 1,955,379  issued
    and outstanding in 2004 and 2003, respectively                               5,866          5,866
  Paid-in capital                                                            1,253,261      1,253,261
  Accumulated deficit                                                       (3,160,537)    (2,697,279)

                                                                           -----------    -----------
    Total stockholders' equity (deficiency)                                 (1,901,410)    (1,438,152)
                                                                           -----------    -----------

                                                                           -----------    -----------
                                                                           $   332,697    $   435,032
                                                                           ===========    ===========


                   The accompanying notes are an integral part of these statements.

                                                  21

                 ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
               FORMERLY ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Year ended     Year ended
                                                      March 31,      March 31,
                                                        2004           2003
                                                     -----------    -----------

REVENUES
  Collection, servicing, and other fees              $   823,762    $ 1,091,674
  Other                                                   29,031         36,586
  Interest                                               135,026            181

                                                     -----------    -----------
     Total revenues                                      987,819      1,128,441
                                                     -----------    -----------

EXPENSES
  Operating expenses, including general and
    administrative costs                               1,162,323      1,345,091
  Interest                                                72,299         70,144
  Depreciation and amortization                           36,455         49,587
  Impairment charge                                       90,000           --
  Escrow reserve                                            --           75,000

                                                     -----------    -----------
     Total expenses                                    1,361,077      1,539,822
                                                     -----------    -----------

NET INCOME (LOSS)                                    $  (373,258)   $  (411,381)

  Subsidiary preferred stock dividends accrued           (90,000)             0
                                                     -----------    -----------

  EARNINGS (LOSS) FOR COMMON STOCK                   $  (463,258)   $  (411,381)
                                                     ===========    ===========

Weighted-average shares outstanding                    1,955,379      1,955,379
                                                     ===========    ===========

Loss per common share (note A5)                      $     (0.24)   $     (0.21)
                                                     ===========    ===========


         The accompanying notes are an integral part of this statement.



                                 ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                                FORMERLY ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                               Preferred      Common        Paid-in     Accumulated     Treasury
                                 stock         stock        capital       deficit         stock         Total
                              -----------   -----------   -----------   -----------    -----------   -----------
Balance, March 31, 2002       $      --     $     5,866   $ 1,253,261   $(2,285,898)   $      --     $(1,026,771)

Net loss for the year ended
     March 31, 2003                  --            --            --        (411,381)          --        (411,381)

Balance, March 31, 2003              --           5,866     1,253,261    (2,697,279)          --      (1,438,152)

Net loss for year ended
     March 31, 2004                  --            --            --        (373,258)          --        (373,258)

Subsidiary preferred stock
    dividends accrued                --            --            --         (90,000)          --         (90,000)

                              -----------   -----------   -----------   -----------    -----------   -----------
Balance, March 31, 2004       $      --     $     5,866   $ 1,253,261   $(3,160,537)   $      --     $(1,901,410)
                              ===========   ===========   ===========   ===========    ===========   ===========


                          The accompanying notes are an integral part of this statement.

                                                        23



                      ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                    FORMERLY ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                Year ended   Year ended
                                                                 March 31,    March 31,
                                                                    2004        2003
                                                                 ---------    ---------
Cash flows from operating activities
  Net loss                                                       $(373,258)   $(411,381)
   Adjustments to reconcile net loss to net
     cash used in operating activities
     Depreciation and amortization                                  36,455       49,587
      Impairment charge                                             90,000
     Escrow reserve                                                   --         75,000
     Changes in assets and liabilities
         Collection fees receivable                                 11,626       36,349
          Accrued interest receivable                              (96,095)
         Other assets                                                 (222)      (5,840)
         Accounts payable and accrued expenses                      39,259       40,329
                                                                 ---------    ---------
           Net cash used in operating activities                  (292,235)    (215,956)
                                                                 ---------    ---------

Cash flows from investing activities
  Collections applied to finance receivables                        18,375       57,903
   Acquisition escrow deposit                                         --        (75,000)
   Acquisitions of property, furniture, and equipment                    0       (5,878)
                                                                 ---------    ---------
           Net cash provided by (used in) investing activities      18,375      (22,975)
                                                                 ---------    ---------

Cash flows from financing activities
   Change in checks issued in excess of cash balances              112,489         --
   Payments on notes payable                                          --        (46,612)
   Advances from related party                                    (442,971)     289,946
   Subsidary preferred stock dividends paid                        (12,597)        --
   Proceeds from notes payable                                     574,743         --
                                                                              ---------
                                                                 ---------    ---------
           Net cash provided by financing activities               231,664      243,334
                                                                 ---------    ---------

Net increase (decrease) in cash                                    (42,196)       4,403
 Cash, beginning of year                                            42,196       37,793
                                                                 ---------    ---------
Cash, end of year                                                $       0    $  42,196
                                                                 =========    =========


Supplementary disclosures of cash flow information
  Cash paid for interest                                         $  23,393    $  12,355


             The accompanying notes are an integral part of these statements.

                                       24

                 Advanced Energy Recovery, Inc. and Subsidiaries
                        Formerly Advanced Financial, Inc.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

1. Organization and Principles of Consolidation

Advanced Energy Recovery, Inc. (Formerly known as Advanced Financial, Inc.) (the "Company") or ("AER") owns 100% of Allen Drilling Acquisition Company ("ADAC") and 100% of Cannon Financial Company ("Cannon"). Cannon collects debts for others for a fee and purchases charged-off credit card debt to collect at a profit from debtors located throughout the United States. On November 15, 1999, pursuant to an Asset Purchase Agreement between AIH Services, Inc. and Cannon, Cannon acquired certain assets for use in the operation and conduct of the businesses of AIH Services, Inc. known as AIH Receivable Management Services and AIH Early Recovery Systems. AIH Receivable Management Services and AIH Early Recovery Systems are engaged in the business of collecting nonperforming receivables on behalf of third parties. Cannon and AIH Services, Inc. combined operating assets and operations, and Cannon changed its name to AIH Receivable Management Services, Inc. (AIH) effective December 1, 1999.

Under date of February 27, 2004, the Company, through an Information Statement pursuant to Section 14 (c) of the Securities Exchange Act and Regulation 14A, solicited the consents of the common stockholders (the "Solicitation") to effect several transactions in an effort, among other things, to restructure the Company, to dispose of the financial service operations which have accumulated significant losses and to change its focus and growth efforts to the energy industry with its primary emphasis on natural gas. The consents solicited included the following:

     1. To adopt an amendment to the Company's Certificate of Incorporation to; (i) change the name of the corporation to "Advanced Energy Recovery, Inc."; (ii) effect a 1 for three reverse split of the outstanding Common Stock of the Company; and (iii) set the authorized Common Stock of the Company at 10,000,000 common shares.

     2. To obtain Stockholders' consent to an exchange of 100% of the outstanding stock of AIH Receivable Management Services, Inc. ("AIH") (a wholly owned subsidiary of the Company) for an assumption by the primary secured lender of the Company of all of the AIH liabilities ("the Exchange Transaction").

     3. To obtain Stockholders' consent and ratification of the engagement by the Board of Directors of Weaver and Martin L.P. as the Company's independent public accountants.

     4. To obtain Stockholders' consent and ratification of the appointment by the Board of Directors of two directors to fill two vacancies created by resignations. Such directors will serve until the next annual meeting of Stockholders.

On March 24, 2004, the Company, under a Form 8-K under date thereof, announced that it had received the requisite affirmative consent votes from the common shareholders to effect the four proposals set forth in the February 27, 2004 Solicitation.

The Exchange Transaction was completed in August, but was effective as of 12:01 AM April 1, 2004. See the Subsequent Events footnote M to the financial statements included herein, for additional information.

The accompanying consolidated financial statements include the accounts of the Company, ADAC and AIH. All significant intercompany accounts and transactions have been eliminated.

2. Finance Receivables And Revenue Recoginition

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

7. Customer Lists

Intangible assets consist of customer lists obtained in acquisitions. During the year ended March 31, 2004, the Company estimated that the value and future benefits of certain of these customer lists, based on discounted cash flow, indicated that the cost should be reduced. Accordingly, an impairment charge of $90,000 was recorded.


8. Accounting Pronouncements and Recent Regulatory Developments

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other intangible assets having an indefinite useful life acquired in business combinations completed after June 30, 2001, are no longer subject to amortization to earnings. Effective April 1, 2002, all goodwill and other intangible assets having an indefinite useful life are no longer amortized to earnings. The useful lives of other intangible assets must be reassessed, and the remaining amortization periods must be adjusted accordingly. Goodwill and other intangible assets having an indefinite useful life will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company adopted the provisions of SFAS 142 on April 1, 2002. There was no impairment charge upon completion of the impairment review as of March 31, 2003. However at March 31, 2004 the Company provided an impairment charge of $90,000 in connection with the goodwill arising from the Canon acquisition.

Also in June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which requires that the fair value of the liability for asset retirement costs be recognized in an entity's balance sheet, as both a liability and an increase in the carrying value of such assets, in the periods in which such liabilities can be reasonably estimated. It also requires allocation of such asset retirement cost to expense over its useful life. This Statement is effective for fiscal years beginning after June 15, 2002. The adoption did not have a material effect on the Company's consolidated financial position or consolidated results of operations

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company implemented the provisions of SFAS 144 as required on January 1, 2002. The adoption did not have a material effect on the Company's consolidated financial position or consolidated results of operations.

In April 2002, the FASB issued SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are similar to sale-leaseback transactions. The statement also amends other existing pronouncements. This statement is effective for fiscal years beginning after May 15, 2002. The adoption did not have a material effect on the Company's consolidated financial position or consolidated results of operations.

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

In August 2002, among other matters, the SEC adopted amendments to accelerate filing deadlines for certain public reports, and adopted new rules to implement
Section 302 of the Act pertaining to financial statement certification and clarify disclosure controls and procedures. The Company is not subject to the accelerated filing deadlines at this time due to its size, however, it is subject to the financial statement certification and disclosure control rules. The Company has complied with all applicable new rules as they became effective.

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

In January 2003, the SEC adopted rules implementing Sections 406 and 407 of the Act. Section 406 of the Act requires public companies to annually disclose whether the company has adopted a code of ethics for its principal executive and financial officers, and if it has not, to explain why it has not. Additionally, the rules will require disclosure on a Form 8-K filing any amendments to or waivers from the code of ethics relating to those officers. Section 407 of the Act required public companies to disclose annually whether it has at least one "audit committee financial expert", as defined in the rules, on the Company's audit committee, and if so, the name of the audit committee financial expert and whether the expert is independent of management. A company that does not have an audit committee financial expert will be required to disclose this fact and explain why it has no such expert. Both rules are effective for small business issuers' annual reports for fiscal years ending on or after December 15, 2003. As of March 31, 2004, because of its recent restructuring and small size of the Board, the Company did not have on its Board of Directors a member who could meet the qualifications as defined in the rules for serving on an audit committee, or a member who could meet the qualifications of an audit committee financial expert.

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

In January 2003, the FASB issued interpretation No. 46 "Consolidation of Variable Interest Entities, and interpretation of Accounting Research Bulletin No. 51" ("The Interpretation"). The Interpretation requires the consolidation of variable Interest Entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company's fiscal 2003 for those created prior to February 1, 2003. However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003 until the fourth quarter of fiscal 2004. The Company has substantially completed the process of evaluating the Interpretation and believes its adoption will not have a material impact on its financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No.149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150") SFAS No. 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective in the first quarter of the Company's fiscal 2004. The Company's adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.


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

NOTE B - GOING CONCERN

The accompanying consolidated financial statements have been prepared on going concern basis, which contemplates the Company's continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. To address these issues, early in fiscal year 2004, management of the Company developed a plan to restructure the Company and to change its focus and business strategy as later described herein. The plan was implemented throughout the year, and culminated in the Exchange Transaction which transaction was effective on April 1,2004. These statements, however, do not reflect adjustments that might result if the Company is unable to continue as a going concern.


NOTE C - ACQUISITIONS AND AGREEMENTS


1. AFI Capital Corporation Agreement

In July, 2001, the Company entered into a four year Agreement with AFI Capital Corporation ("Capital") a Nebraska corporation. Pursuant to the agreement, Capital is providing financial, acquisition, and general public company business consulting services in other than the financial services industry. Compensation for such services is based on a "successful efforts" basis and primarily consists of the Company's common equity and cash performance fees as earned. At March 31, 2004, $52,815 is due to Capital under the compensation portion of the Agreement, which amount was converted to 337,500 shares of Common Stock (post reverse split basis) subsequent to March 31, 2004, in accordance with the provisions of the Agreement. Upon issuance of the shares, the Agreement was terminated and all parties released from any obligations arising there from. Larry J. Horbach, who was appointed assistant secretary of the Company, and appointed to fill a vacant Company director position in March 2003, is the president and a director of AFI Capital Corporation. Mr. Holtgraves is a founding director and an officer of Capital. Upon issuance of the shares, Mr. Holtgraves resigned as a director and officer of Capital and his Capital shares were redeemed by Capital.




2. Allen Drilling Acquisition Company Agreement

On April 22, 2002, the Company, through a wholly owned subsidiary, Allen Drilling Acquisition Company ("ADAC") executed a definitive Stock Purchase Agreement to acquire a service company in the energy industry. The closing, which was not subject to a specific date, was subject to several conditions, one of which included certain matters with respect to the financing of the acquisition transaction. As a result of a material adverse change in the operating results for the company to be acquired, the transaction could not close primarily due to the financing requirement matters. Ernest money deposits in the amount of $75,000 were provided to ADAC by Capital under an 8% demand promissory note. Rather then pursuing the closing of the Agreement and incurring additional expense at the time, ADAC notified the seller that the earnest deposit could be used to offset certain obligations incurred by Capital to the company of the seller. ADAC then focused its attention on the March 6, 2003 Gateway Energy Corporation transaction as described herein. Given the above, as well as the present stance of the parties, it is more likely than not, that the transaction will never be closed. Due to the uncertainty of the above matters, a reserve of $75,000 was established by ADAC as of March 31, 2003 for the escrow deposit.

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

During the year ended March 31, 2004, the Company's wholly owned subsidiary
(ADAC) accrued $135,000, the minimum guaranteed return and received $38,905 in price upside payments. These payments were offset to the accrued minimum guaranteed return. During the year ADAC also accrued Series Preferred Stock dividends payable of $90,000, representing 66-2/3% of such minimum guaranteed return and paid cash dividends of $12,597. The dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement became effective.

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

Mr. Holtgraves is currently a director of Gateway. Mr. Horbach, who was a director of Gateway for several years resigned his directorship on August 27, 2004. Mr. Davis has no affiliation with Gateway. Mr. Holtgraves owns 14.65% of an entity that owns 55.56% of the ADAC Series A Preferred Stock. Mr. Davis serves as the Trustee of the Davis Investment Management Trust for the Davis Investments VI LP, which LP owns 44.44% of the ADAC Series A Preferred Stock. Mr. Horbach owns no ADAC stock.




NOTE D - FINANCE RECEIVABLES

AIH purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the years ended March 31, 2003 and 2004 respectively:

                                                             2003          2004
                                                         --------      --------
     Beginning balance, acquisition                      $ 88,899      $ 30,996


     Purchase of finance receivables
     Collections applied to principal on finance
       receivables                                        (57,903)      (18,375)
                                                         --------      --------
     Balance, March 31                                   $ 30,996      $ 12,621
                                                         ========      ========



To the extent that the carrying amount of a pool of receivables exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of March 31, 2004, no provision for loss has been recorded.



NOTE E - NOTES PAYABLE

The following summarizes the Company's notes payable at:

                                                           March  31   March 31
                                                             2004        2003
                                                             ----        ----
 Borrowings under a  line of credit
  from ARGUS, interest at prime, secured
  by substantially all of the Company's assets            $1,442,618  $  822,932

Due AFI Capital Corporation,  interest at 8%,
  non secured                                                 75,000     127,815

Borrowings  under bank line of credit, interest at two
  over prime,  unsecured, guaranteed by a director            77,040      69,168
                                                          ----------  ----------
                                                          $1,594,658  $1,019,915
                                                          ----------  ----------

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

Operating lease expense was approximately $62,400 and $100,000 for fiscal years 2003 and 2004 respectively. On August 31, 2004, upon notice of the present office lease termination, a subsidiary of the Company (RMS) entered into a new three year office lease for space located at 5799 Broadmoor, Suite 750, Mission, KS, 66203. The annual lease costs are $47,838. Effective with the Exchange Transaction, the Company entered into a month to month lease at a cost of $1,000 per month with RMS.




NOTE  G - EMPLOYEE STOCK OPTIONS

     On February 19, 1999, the Company issued 50,000 shares of common stock at $0.50 per share, to a non-employee for service provided in connection with an acquisition. The options are immediately exercisable and will expire ten years from the date of issuance.

     Options to purchase 299,999 shares of the Company's common stock have been issued to a former officer of the Company. One hundred forty-nine thousand nine hundred ninety-nine (149,999) of the options were exercisable at $0.25 per share on or after November 13, 2000 through the expiration date of November 13, 2010, if the Company's common stock has attained and maintained bid prices of $1, $2, $3, and $4 for twenty consecutive trading days, respectively. The options vested during certain periods.

     In January, 2001, in connection with the resignation of the officer, the terms of the option were changed resulting in an immediate vesting of all options and a fixed exercise price of $.25 ($.75 post reverse split) per share exercisable to February 19, 2011.

     The stock options are accounted for as a variable plan under APB 25 and related Interpretations. No compensation cost has been recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, and to reflect the changes in January 2001, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below for the year ended March 31, 2003 and 2004 respectively.


                                                         2003           2004
                                                     --------------------------
          Loss for common stock        As reported   $  (411,381)   $  (463,258)
                                         Pro forma      (411,381)      (463,258)

          Loss per common share        As reported   $     (0.21)   $     (0.24)
                                         Pro forma         (0.21)   $     (0.24)


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0.0%; expected volatility of 289.1%; risk-free interest rates of 5.54%; and expected lives of 10 years.



    There have been no options granted since fiscal year 2001. At March 31, 2004, there were options outstanding with respect to 118,333 common shares
    (post reverse split), with an exercise price range of $0.75 to $1.50 per share, averaging $0.87 per share. All options are currently exercisable.


                                           2004 Compensatory Stock Options
                                          ----------------------------------

                          Options Outstanding                                           Option Exercisable
 --------------------------------------------------------------------------       ----------------------------------
                                        Weighted-average
    Range of              Number           remaining         Weighted-average       Number         Weighted-average
 exercise prices       outstanding      contractual life     exercise price       exercisable      exercisable price
 ---------------       -----------      ----------------     ---------------      -----------      -----------------
 $0.75 to $1.50          125,000           5.1 years             $ 0.90            125,000             $ 0.87


                                           2003 Compensatory Stock Options
                                          ---------------------------------

                           Options outstanding                                          Options Exercisable
 --------------------------------------------------------------------------       ---------------------------------

                                        Weightedaverage
    Range of              Number           remaining         Weightedaverage        Number          Weightedaverage
 exercise prices       outstanding      contractual life     exercise price       exercisable      exercisable price
 ---------------       -----------      ----------------     --------------       -----------      -----------------
   $.75-$1.50            125,000            6.1 years            $ 0.87             16,667               $ 1.50


NOTE H - INCOME TAXES

The difference between actual income tax expense (benefit) and expected income tax expense (benefit) at the statutory federal income tax rate (34%) computed as follows at March 31,
                                                        2003             2004
                                                     ---------        ---------
     Expected income tax benefit
       at statutory rate                             $(112,840)       $(102,383)
     State income taxes, net                           (10,711)          (9,718)
     Change in valuation allowance                     121,028          109,812
     Other                                               2,523            2,289
                                                     ---------        ---------
        Actual income tax expense                    $    --          $    --
                                                     =========        =========


The following is the tax effect of temporary differences that gave rise to the significant portions of deferred tax assets and liabilities at March 31:

                                       34

                                                       2003             2004
                                                   -----------      -----------
Deferred tax assets
     Net operating loss carryforward               $ 4,268,628      $ 4,341,011

Valuation allowance                                 (4,268,628)      (4,341,011)
                                                   -----------      -----------

        Net deferred tax asset                     $      --        $      --
                                                   ===========      ===========



    The Company has estimated net operating loss carryforwards of approximately $10.8 million as of March 31, 2004. These net operating losses will expire in the years ended March 31, 2009 through March 31, 2025.

    Total deferred taxes consist primarily of the benefit of the net operating loss carryforward. Management has established a valuation allowance to reduce the total deferred tax asset to $0. As of March 31, 2004, the Company has no recoverable income taxes previously paid.



NOTE I - PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at:

                                          March 31,    March 31,
                                             2003         2004
                                          ---------    ---------
          Land                            $    --      $    --
          Building                             --           --
          Furniture and fixtures            297,977      297,977
                                          ---------    ---------
                                            297,977      297,977

          Accumulated depreciation         (225,459)    (261,914)
                                          ---------    ---------
                                          $  72,518    $  36,063
                                          =========    =========



NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial Accounting Standards Board Statement No. 107, Disclosure About Fair Value of Financial Instruments, and Financial Accounting Standards Board Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, require that the Company disclose estimated fair values for its financial instruments. Fair value estimates have been made as of March 31, 2003 and March 31, 2004 based on the current economic conditions, risk characteristics of the various financial instruments, and other subjective factors.



     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash:  The carrying amounts approximated fair value.

Finance receivables: The Company records finance receivables at cost, which is discounted from the actual principal balance. This cost is reduced as collections are made. The carrying value of finance receivables approximates fair value at March 31, 2003 and 2004.

Notes payable: The fair values of the notes payable are estimated based on discounted values of contractual cash flows using rates currently available for similar loan types.

The estimated fair value and carrying value of the Company's financial instruments are as follows at March 31, 2003 and 2004:

                              2003                                            2004
                                  Carrying value     Fair value     Carrying value     Fair value
                                  --------------     ----------     --------------     ----------
     Financial assets:
          Cash                     $   42,196        $   42,196       $     --          $    --
          Finance receivables          30,996            30,996           12,621           12,621
     Financial liabilities:
          Notes payable             1,019,915         1,019,915        1,594,658        1,594,658



NOTE L - ACCOUNTS PAYABLE - RELATED PARTY

Accounts payable - related parties consisted of amounts advanced to the Company by AFI Capital ($52,815). No interest or repayment terms exist.

Effective October 1, 2003, $508,787 of open advances to the Company by ARGUS were converted to demand notes payable, with interest at prime.



NOTE M - SUBSEQUENT EVENTS

EXCHANGE TRANSACTION

The AIH operations have resulted in significant losses to date despite the efforts by the Company to restructure and reorganize various AIH segment operations. These losses were funded by ARGUS.

The following sets forth in summary form the consolidated results of operations for five years:

                                       36



                              Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year
Financial Position              03/31/00       03/31/01       03/31/02       03/31/03       03/31/04
                              -----------    -----------    -----------    -----------    -----------
Total assets                  $ 1,139,576    $   742,348    $   562,750    $   435,032    $   332,697
Total liabilities               1,027,060      1,272,620      1,589,521      1,873,184      2,234,107
Stockholders' equity          $   112,516    $  (530,272)   $(1,026,771)   $(1,438,152)   $(1,901,410)

Amounts due to ARGUS          $   560,000    $   765,840    $ 1,129,772    $ 1,318,709    $ 1,442,618

Operations
Total revenues                $   977,439    $ 1,423,153    $ 1,152,171    $ 1,128,441    $   987,819
Total expenses                  1,898,423      2,119,914      1,648,669      1,539,822      1,361,077
Net loss                      $  (920,984)   $  (696,761)   $  (496,498)   $  (411,381)   $  (373,258)


The consolidated operations for the fiscal year ended March 31, 2004 include amounts with respect to the Company's wholly owned subsidiary's, (ADAC) participation in the Madisonville Project as described in Note C herein. For the fiscal year then ended, ADAC reported net income of $105,616. As of December 31, 2003, the accumulation of debt to ARGUS had grown to a point where the Company could no longer service this outstanding debt given the downsizing of the Company that was the result of the reorganization and restructuring of the various AIH segment operations. Also during these years, and to the current date, the current President and Treasurer of the Company did not draw a salary, nor were any amounts accrued with respect thereto. With the completion of the Madisonville Project investment, and the joint venture with GulfWest Energy Inc.
as discussed later, the Company had determined that the ability to generate long-term value for the common shareholders could be enhanced if the present
Company operations, (AIH) were sold and the Company concentrated its growth efforts in the energy industry focusing primarily on natural gas. In accordance with this business strategy, an agreement was entered into with ARGUS, subject to common shareholder approval, wherein the common shares of AIH would be exchanged for an assumption by ARGUS of all of the AIH liabilities (the
"Exchange Transaction"). The Board of Directors engaged an investment banking firm (Morgan Stanley) to determine the fair market value of the AIH operations on a going concern basis. Morgan Stanley, through its SPARDATA affiliate, determined such value to be $345,000. On March 24, 2004, the Company received the requisite affirmative consent votes from the common shareholders to effect the Exchange Transaction. The Exchange Transaction was effective at the beginning of business on April 1, 2004.

The following sets forth the opening balance sheet reflecting the Exchange
Transaction :

                                       37



Condensed  Consolidated Balance Sheet

                                         March 31,2004
                Assets                       Actual      Transaction    April 1,2004
                                          -----------    -----------    -----------
Cash (overdrafts)                         $  (112,489)   $   119,223    $     6,734
Receivables and other                          65,927        (40,791)        25,136
Accrued interest receivable                    96,095                        96,095
Property, net                                  36,063        (36,063)             0
Customer lists, net                           134,612       (134,612)             0
Escrow deposit                                 75,000                        75,000
Escrow depost reserve                         (75,000)                      (75,000)
                                          -----------                   -----------
                                          $   220,208                   $   127,965
                                          ===========                   ===========
              Liabilities
Payables and accrued expenses             $   396,742       (352,861)        43,881
Payables to related parties                    52,815 A                      52,815
Notes payable                               1,594,658 B   (1,308,858)       285,800
Preferred stock dividends accrued              77,403                        77,403
                                          -----------                   -----------
     Total                                  2,121,618                       459,899
                                          -----------                   -----------
   Stockholders Equity (Deficiency)
Subsidary preferred stock                     900,000                       900,000
Subscriptions receivable                     (900,000)                     (900,000)
Series B Preferred stock                            0                             0
Common stock and paid in capital            1,259,126                     1,259,126
Accumulated deficit                        (3,160,536) C   1,569,476     (1,591,060)
                                          -----------                   -----------
     Total                                 (1,901,410)                     (331,934)
                                          -----------                   -----------
                                          $   220,208                   $   127,965
                                          ===========                   ===========


Notes to  Condensed  Consolidated Balance Sheet:

     (A) At March 31, 2004, the amounts due to related parties consisted of $52,815 due to AFI Capital Corporation.

     (B) Notes payable at March 31, 2004 consisted of the following:

         Due ARGUS, $1,442,618 interest at prime, due on demand, secured by substantially all of the Company's assets.

         Due AFI Capital Corporation, $75,000, interest at 8%, unsecured, due on demand.

         Due bank, $ 77,040 under a $100,000 Line of Credit, interest at 2% over prime, unsecured, due March 31, 2004 guaranteed by a director of the Company.

     The ARGUS note payable includes $185,900 which was used to fund general
     Company corporate operations since the Company's emergence from its Chapter
     XI filing. A new prime interest rate demand note (accrued interest of $33,381 with respect to such note is included in accrued expenses above) was issued to ARGUS. The balance ($1,308,858) related to the funding of the AIH operations and was included in the Exchange Transaction.

                                       38

     The AFI Capital Corporation note payable consists of two advances to ADAC in connection with a proposed acquisition transaction

     The bank note payable relates to the operations of AIH and was included in the Exchange Transaction.

     (C) The gain to the Company on the Exchange Transaction. Such gain was the difference between the ARGUS obligations cancelled and the AIH operation's net assets (assets less liabilities assumed by ARGUS)


GulfWest Energy Inc. Joint Venture

On July 21, 2004, the Company entered into a Letter of Intent, subject to the execution of definitive agreements, with GulfWest Energy Inc. ("GWEI") located in Houston, Texas, under which the Company and GWEI, through one or more Joint Venture LLCs, would develop certain oil and gas assets owned by GWEI in Grimes and Madison Counties, Texas. Certain of the Madison County reserves, if developed and produced, are expected to require treatment similar to that as earlier described in the Madisonville Project. On October 14, 2004, the Company, through ADAC, became a member of a Texas LLC (Elgin Holdings, L.L.C.) (the "LLC" or "Elgin") with GWEI for the purpose of initially developing certain portions of the GWEI oil and gas asset bases in Madison County and Hardin County, Texas. Participation in the development of the Grimes County asset base by ADAC was deferred and will not be a part of this LLC. GWEI contributed certain assets valued at approximately $540,000 and the Company committed to provide up to $595,000 in initial cash capital funding to the LLC. The Company owns 52.5% of the LLC, and hold two of the three manager positions, such positions filled by Charles A. Holtgraves and Larry J. Horbach..

The initial capital funding was raised by ADAC through a private placement of 595 shares of a new series preferred stock. The Senior Series B Preferred Stock, Stated Value $1,000 per share provides, among other things, for a preferential dividend right based on the Company's proportionate interest in the operations and cash flow from Elgin, and a preferential liquidation right consisting of a proportionate share of the Company's Capital Account of Elgin.

Charles A. Holtgraves, Larry J. Horbach and Christopher D. Davis are directors of the Company. Mr. Holtgraves and Mr. Horbach are officers of the Registrant. Entities in which these individuals either control or have an interest in, have subscribed for 577 of the 595 authorized shares.


Settlement With AFI Capital Corporation

The $52,815 due to AFI Capital Corporation at March 31, 2004, was converted to 337,500 shares of AER Common Stock (post reverse split basis) in August, 2004, in accordance with the provisions of the July, 2001, Agreement between AFI Capital and the Company. Upon issuance of the shares, the Agreement was terminated and all parties released from any obligations arising therefrom.


Office Lease

On August 31, 2004, the Company entered into a month to month lease for space located at 5799 Broadmoor, Suite 750, Mission, KS, 66203 at a cost of $1,000 per month with a former subsidiary of the Company.

AER.,  Elgin and  Gateway Energy  Corporation Agreement

On November 15, 2004, AER and Elgin entered into a License Agreement (the "Agreement") with Gateway Energy Corporation and certain of its subsidiaries ("Gateway"). The Agreement, provides, among other things, for the granting of a sublicense to AER and Elgin to enable Elgin to treat the gas produced from the leasehold interests owned by Elgin in Madison County, Texas, which leasehold interests fall within a defined Area of Mutual Interest, ("AMI"). Such AMI is set forth in the Madisonville Project agreement as discussed earlier here in. In addition, the Agreement provides that AER and Elgin will dedicate the gas produced from its interests in the AMI to the Madisonville Project plant and will advance up to $91,250 to Gateway, in the form of a prepayment, the license and other fees due Advanced Extraction Technologies ("AET") for the processing of a minimum of 5,000 Mcf per day. The Agreement further grants to AER or its designees, an option to participate pari passu with Gateway, subject to certain limitations, in future projects which require the treatment of natural gas containing high nitrogen, which projects utilize the AET license held by Gateway.


NOTE O - RELATED PARTIES

Reference is made to NOTE M- SUBSEQUENT EVENTS and NOTE C- ACQUISITIONS AND AGREEMENTS for additional information concerning the following:

Larry J. Horbach who was appointed to fill a vacant director's position in May 2003, and Charles A. Holtgraves, the Chairman of the Board and President of the Registrant are also directors of Gateway Energy Corporation. Mr. Horbach resigned as a director from Gateway on August 27, 2004.

Mr. Horbach is the President and Chairman of the Board of AFI Capital Corporation. Mr. Holtgraves is a director of AFI Capital Corporation. Mr. Holtgraves resigned as a director of AFI Capital Corporation on August 27, 2004.

Argus Investment Group, Inc. ("ARGUS ") is a family owned corporation involved in venture capital lending and financing. The stock of ARGUS is 100% owned by the Philip J. Holtgraves Irrevocable Trust DTD 9/20/93. Philip J. Holtgraves is the Chairman of ARGUS , a Director of the Registrant and the father of Charles
A. Holtgraves. Charles A. Holtgraves is the President of ARGUS and Chairman, President and Director of the Registrant.

Mr. Holtgraves is the President and the 100% owner of Balance In Full, Inc. ("BIF"). BIF places delinquent charged of credit card accounts with AIH Receivable Management Services, Inc., a wholly owned subsidiary of the Registrant as of March 31, 2004, ("AIH") for collection services. The fees paid by BIF for regular collections are 36% and 50% for legal accounts, which fees are comparable for non related party accounts. During the fiscal years ended March 31, 2003 and 2004, gross collections were approximately $66,100 and $158,500 respectively.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.

As of March 31, 2004, the following persons served as directors and executive officers of the Company.

         NAME                      AGE                   POSITION
         --------------------------------------------------------

Charles A. Holtgraves              38          Chairman/ President/Treasurer/
                                               Director

Philip J. Holtgraves               78          Director and Secretary

Larry J. Horbach                   63          Director and Assist
Secretary

Christopher D. Davis               52          Director


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

Larry J. Horbach. Served as a director of Gateway Energy Corporation since 1990 resigning his directorship on August 27, 2004. He has also served in various executive capacities including Chairman and CEO and President of Gateway after founding this energy company with certain other individuals (including Mr. Holtgraves) in 1990. Mr. Horbach is the owner of L.J. Horbach & Associates, a firm specializing in corporate re-organizations, re-structurings and startups since 1976. Mr. Horbach is also a director of Templeton Savings Bank.



Christopher D. Davis. For the last several years Mr. Davis has managed a substantial family portfolio of liquid assets focusing on asset allocations, tax, insurance, financial analysis, portfolio insurance and evaluation of third party hedge and commodity advisory funds. From early 1974 to May 1977 he was employed by Gulf Oil Corporation working as an analyst in certain sections of Gulf's Strategic Planning Units.

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

To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2004, all Section
16(a) filing requirements applicable to its directors, executive officers and ten percent beneficial owners were complied with.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

    No executive officer of the Company received compensation from the Company during the 2002, 2003 and 2004 fiscal years.


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                         None


                           AGGREGATED OPTION/SAR EXERCISED IN YEAR ENDED MARCH 31, 2004
                                                          None




                                       OPTION/SAR VALUES AS OF MARCH 31, 2004

      (a)                                  (b)               (c)               (d)                       (e)
                                                                                                Values of Unexercised
                                                                             Number of              In-the-Money
                                                                            Unexercised            Options/SARs at
                                           Shares                         Options/SARs at             FY-End ($)
                                       Acquired on          Value      FY-End (#) Exercisable/       Exercisable/
         Name                          Exercise (#)      Realized ($)      Unexercisable             Unexercisable
         ------------------------------------------------------------  ----------------------------------------------
William B. Morris (1)                       -0-               -0-           0/100,000                     $-0-

(1) Mr. Morris resigned as an officer and director in January 2001, but was allowed, as a part of his severance package to retain his options.

                                       42

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table sets forth certain information regarding the ownership of the Company's common stock as of March 31, 2004: (i) each director; (ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. The percentage of ownership is based on 1,955,379 (post reverse split) shares outstanding on March 31, 2004.
                                         Beneficial Ownership (1)       Percent
Beneficial Owner                            Number of Shares            of Total
--------------------------------------------------------------------------------
    Charles A. Holtgraves
    5425 Martindale
    Shawnee, KS 66218                         1,388,712(2)                71.0%

    Philip J. Holtgraves
    5425 Martindale
    Shawnee, KS 66218                         1,388,712 (3)               71.0%

    Argus Investment Group, Inc.
    5425 Martindale
    Shawnee KS, 66218                         1,388,712                   71.0%

    Christopher D. Davis                          3,333                     -

    Larry J. Horbach

    All Executive officers
    and directors as a group (5 persons)      4,169,468(4)                71.0%

(1) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2) Includes 1,388,712 shares controlled by Argus Investment Group, Inc. ("Argus"). Charles A. Holtgraves is the President of Argus. Argus is 100% owned by the Philip J. Holtgraves Irrevocable Trust DTD 9/20/93. Charles A. Holtgraves is the son of Philip J. Holtgraves.

(3) Includes 1,388,712 shares controlled by Argus. Philip J. Holtgraves is the Chairman of Argus.


(4)  Includes only shares actually issued and outstanding.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

Argus Investment Group, Inc. ("ARGUS ") is a family owned corporation involved in venture capital lending and financing. The stock of ARGUS is 100% owned by the Philip J. Holtgraves Irrevocable Trust DTD 9/20/93. Philip J. Holtgraves is the Chairman of ARGUS , a Director of the Company and the father of Charles A. Holtgraves. Charles A. Holtgraves is the President of ARGUS and Chairman, President and Director of the Company.

Larry J. Horbach who was appointed to fill a vacant director's position in May 2003, and Charles A. Holtgraves, the Chairman of the Board and President of the Registrant are also directors of Gateway Energy Corporation as of March 31, 2004. Mr. Horbach resigned his Gateway directorship on August 27, 2004.

Mr. Horbach is the President and Chairman of the Board of Capital. Mr. Holtgraves was a director, officer, and a stockholder of Capital resigning his director and officer positions on August 27, 2004, at which time his stock in Capital was redeemed by Capital.

Although Mr. Holtgraves and Mr. Horbach are or were directors of Gateway, Mr. Davis has no affiliation with Gateway. Mr. Holtgraves owns 14.65% of an entity that owns 55.56% of the ADAC Series A Preferred Stock. Mr. Davis serves as the Trustee of the Davis Investment Management Trust for the Davis Investments VI LP, which LP owns 44.44% of the ADAC Series A Preferred Stock. Mr. Horbach owns no ADAC stock.

Mr. Holtgraves is the President and the 100% owner of Balance In Full, Inc. ("BIF"). BIF places delinquent charged of credit card accounts with AIH Receivable Management Services, Inc., a wholly owned subsidiary of the Registrant as of March 31, 2004, ("AIH") for collection services. The fees paid by BIF for regular collections are 36% and 50% for legal accounts, which fees are comparable for non related party accounts. During the fiscal years ended March 31, 2003 and 2004, gross collections were approximately $66,100 and $158,500 respectively.


Reference is made to ITEM 1. Description of Business - History of the Company and Subsidiaries for additional information with respect to this ITEM 12.

                                     PART IV

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

10.9 Exchange Agreement between Advanced Financial, Inc. and ARGUS Investment Group, Inc. filed herewith.

10.10 Agreement between Advanced Financial, Inc. and AFI Capital Corporation canceling the June 20, 2001, agreement between the parties.

*11.11 The Regulations of Elgin Holdings, L.L.C., filed as Exhibit A in Registrants Form 8-K dated November 19, 2004.

*11.12 The Certificate of Designation, Preferences and Rights of the Senior Series B Preferred Stock, Stated Value of $1,000 of Allen Drilling Acquisition Company, filed as Exhibit B in Registrant's Form 8-K dated November 19, 2004.

*11.13 The License Agreement between Advanced Energy Recovery, Inc., Elgin Holdings, L.L.C. and Gateway Energy Corporation, filed as Exhibit C in Registrant's Form 8-K dated November 19, 2004.

*16 Letter regarding change in certifying accountant, filed as Exhibit 16 to Registrant's Form 8-K-A/1 dated May 13, 2003.

21 Subsidiaries of Registrant, filed herewith.

31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K
-----------------------

     o    Report dated May 9, 2003 -Items 4, 5, and 7.

     o Report dated March 24, 2004--Item 8.01. Incorporated by reference in said report--- Information Statement Pursuant to Section 14 (c), filed with the Commission on March 4, 2004.

     o    Report dated November 19, 2004---Item 8.01.


Asterisk indicates exhibits and reports on Form 8-K incorporated by reference as indicated; all other exhibits and reports are filed herewith.

                              THIS PAGE LEFT BLANK
                              --------------------

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ADVANCED ENERGY RECOVERY, INC.
                                                   (Registrant)


Dated:  12/10/04                            By:  /s/  Charles A. Holtgraves
                                               --------------------------------
                                                      Charles A. Holtgraves
                                                      Chairman, President, and
                                                      Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                         Title                         Date
-----------------------------             --------                      --------



/s/  Charles A. Holtgraves                Director                      12/10/04
-----------------------------                                           --------
     Charles A. Holtgraves


/s/  Phillip J. Holtgraves                Director                      12/10/04
-----------------------------                                           --------
     Phillip J. Holtgraves

/s/  Larry J. Horbach                     Director                      12/10/04
-----------------------------                                           --------
     Larry J. Horbach

/s/  Christopher D. Davis                 Director                      12/10/04
-----------------------------                                           --------
     Christopher D. Davis