Form 10QSB
period 2004-06-30
ADVANCED ENERGY RECOVERY, INC
filed 2005-06-15
CIK 823314

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2004


       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the Transition Period from            To
                                            ----------    ----------

                           Commission File No. 0-19485

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

     As of June 30, 2004, the Issuer had 1,955,379 shares of its common stock outstanding.

        Transitional Small Business Disclosure Format: Yes     No  X
                                                          -----  -----

                                   FORM 10-QSB

                                     Part 1
                                     ------


Item 1.  Financial Statements
         --------------------
                                                                            Page

         Unaudited Condensed Consolidated Balance Sheet -June 30, 2004       3

         Unaudited Condensed Consolidated Statement of Operations for
            the three months ended  June 30, 2004 and 2003                   4
         Unaudited  Condensed Consolidated Statement  of Cash Flows for
         the  three months ended June 30, 2004 and 2003                      5

         Notes to Consolidated Financial Statements                          6

Item 2. Management's Discussion  and Analysis                               20
        -------------------------------------


                                     Part 1I


Items 1-5.                                                                  25

Signatures                                                                  25

Certifications

                 ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
               FORMERLY ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                      June 30,
                                                                        2004
                                                                    -----------
                                     ASSETS

Cash                                                                $       306
Other receivables                                                        27,875
Accrued guaranteed interest return receivable                           103,548
Escrow deposit, net of $75,000 reserve                                     --

                                                                    -----------
        Total  Assets                                               $   131,729
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
   Accounts payable                                                 $       499
   Accrued interest payable                                              47,122
   Accounts payable - related parties                                    52,815
   Notes payable                                                        284,450
   Dividends accrued- preferred stock of subsidiary                      83,345
                                                                    -----------
        Total Liabilities                                               468,231
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock of subsidiary, Series A,  $10.00 par value;
      900 shares authoriized, 900 shares issued                           9,000
   Paid-in capital, Series A                                            891,000
   Subscriptions receivable, Series A Preferred Stock                  (900,000)
                                                                    -----------
                                                                           --
                                                                    -----------
   Preferred stock, Series B, $.005 par value; 1,000,000
     shares authorized, none issued and outstanding                        --
                                                                    -----------

   Common stock, $.003 par value; 10,000,000 shares
     authorized, 1,955,379  issued and
     and outstanding                                                      5,867
   Paid-in capital                                                    1,253,259
   Accumulated deficit                                               (1,595,628)
                                                                    -----------
        Total stockholders' equity (deficiency)                        (336,502)
                                                                    -----------

                                                                    $   131,729
                                                                    ===========


        The accompanying notes are an integral part of these statements.

                 ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                 FORMERLY ADVANCED FINANCIAL, INC. & SUBSIDIARES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                    Three Months   Three Months
                                                       June 30,       June 30,
                                                         2004           2003
                                                     -----------    -----------

REVENUES
     Collection, servicing, and other fees           $      --          242,956
     Other                                                   948          5,165
     Interest and guaranteed return                       33,750         33,769

                                                     -----------    -----------
              Total revenues                              34,698        281,890
                                                     -----------    -----------

EXPENSES
     Operating expenses, including general and
       administrative costs                               13,015        270,697
     Interest                                              3,740         10,871
     Depreciation                                           --           12,510
                                                     -----------    -----------
              Total expenses                              16,755        294,078
                                                     -----------    -----------

OPERATING  INCOME (LOSS)                                  17,943        (12,188)

     Gain on Exchange Transaction (Note C)             1,569,476           --
                                                     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                    $ 1,587,419    $   (12,188)

INCOME TAXES                                                --             --
                                                     -----------    -----------

NET INCOME (LOSS)                                      1,587,419        (12,188)

     Subsidiary  preferred stock dividends accrued       (22,511)       (22,500)
                                                     -----------    -----------

EARNINGS (LOSS)  FOR COMMON STOCK                    $ 1,564,908    $   (34,688)
                                                     ===========    ===========

Weighted-average shares outstanding                    1,955,379      1,955,379
                                                     ===========    ===========

Earnings (Loss) Per Common Share
     Basic and diluted                               $      0.80    $     (0.02)


        The accompanying notes are an integral part of these statements.



                      ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                     FORMERY ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Unaudited)



                                                              Three Months   Three Months
                                                                 June 30,       June 30,
                                                                   2004           2003
                                                               -----------    -----------
Cash flows from operating activities
  Net income (loss)                                            $ 1,587,419    $   (12,188)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation                                                      --           12,510
    Gain on Exchange Transaction                                (1,569,476)          --
    Net change in current  assets and  current liabilities           1,001       (118,615)

                                                               -----------    -----------
           Net cash provided (used) in operating activities         18,944       (118,293)
                                                               -----------    -----------

Cash flows from investing activities
  Collections applied to finance receivables                          --            4,578
  Interest receivable-Gateway Energy Corporation                   (33,906)       (33,750)
  Project price upside payments  received                           26,453           --
  Acquisitions of property, furniture, and equipment                     0           --

                                                               -----------    -----------
         Net cash provided by (used in) investing activities        (7,453)       (29,172)
                                                               -----------    -----------

Cash flows from financing activities
  Change in checks issued in excess of cash balances                  --           54,961
  Payments on notes payable                                         (1,350)       (21,606)
  Issuance of subsidary preferred stock                               --          900,000
  Subscriptions receivable-subsidiary preferred stock                 --         (900,000)
  Advances from related parties                                       --           71,914
  Subsidiary preferred stock dividends paid                        (16,569)          --
                                                               -----------    -----------
           Net cash provided by financing activities               (17,919)       105,269
                                                               -----------    -----------

Net increase (decrease)  in cash                                    (6,428)       (42,196)
Cash, beginning of period                                            6,734         42,196
                                                               -----------    -----------
Cash, end of period                                            $       306    $      --
                                                               ===========    ===========

    Cash paid for interest                                     $      --      $     5,063


             The accompanying notes are an integral part of these statements.

                                            5

                         Advanced Energy Recovery, Inc.
                                and Subsidiaries
               Formerly Advanced Financial, Inc. and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

1.   Organization and Principles of Consolidation

Advanced Energy Recovery, Inc., formerly Advanced Financial, Inc., (the Company) owns 100% of Allen Drilling Acquisition Company ("ADAC"). ADAC is engaged in operations in the energy industry (See Note 3 below).

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

On March 24, 2004, the Company, under a Form 8-K under date thereof, announced that it had received the requisite affirmative consent votes from the common shareholders to effect the four proposals set forth in the February 27, 2004, Solicitation.

The Exchange Transaction was completed in August, but was effective as of 12:01 AM April 1, 2004.

The consolidated financial statements as of June 30, 2004, include the accounts of the Company and ADAC. The consolidated financial statements (Statement of Operations and Statement of Cash Flows) as of June 30, 2003, include the accounts of the Company, ADAC, and AIH. All significant intercompany accounts and transactions have been eliminated.

2.   Finance Receivables And  Revenue Recognition

The Company accounted for its investment through March 31, 2004, in finance receivables under the guidance of the American Institute of Certified Public Accountants Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans (PB6) using unique and exclusive static pools. The pools were established with underlying accounts having similar attributes, based on acquisition timing and by seller. Once a static pool was established, the accounts in the pool were not changed. Each pool was initially recorded at cost. Until it was determined that the amount and timing of collections were reasonably estimable and collection was probable, PB6 required the receivable be accounted for under the cost-recovery method. All of the Company's pools were accounted for under the cost-recovery method. Application of the cost-recovery method required that any amounts received be applied first against the recorded amount of the pool; when that amount had been reduced to zero, any additional amounts received were recognized as income. The discount between the cost of each pool of receivables purchased and the contractual receivable of the accounts in the pool was not recorded since the Company expected to collect a relatively small percentage of each pool's contractual receivable balance.


3.   Property and Equipment

All property, furniture, and equipment was owned by AIH and accordingly included in the Exchange Transaction and the determination of the gain thereon.

4.   Income Taxes

The Company accounts for income taxes under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized to the extent management believes that it is more likely than not that they will be realized. The Company had estimated net operating loss carryforwards ("NOLs") of approximately $10.8 million as of March 31, 2004. Such NOLs will be reduced by the taxable gain, yet to be determined, for the gain on the April 1, 2004, Exchange Transaction, The net operating losses will expire in the years ended March 31, 2009 through March 31, 2025.

5.   Income (Loss) Per Common Share

Income (Loss) per common share is based on the weighted average number of common shares outstanding during the periods presented. The inclusion of stock options and warrants had no effect on basic earnings per share.

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


7.   Accounting Pronouncements and Recent Regulatory Developments

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and other intangible assets having an indefinite useful life acquired in business combinations completed after June 30, 2001, are no longer subject to amortization to earnings. Effective April 1, 2002, all goodwill and other intangible assets having an indefinite useful life are no longer amortized to earnings. The useful lives of other intangible assets must be reassessed, and the remaining amortization periods must be adjusted accordingly. Goodwill and other intangible assets having an indefinite useful life will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company adopted the provisions of SFAS 142 on April 1, 2002. There was no impairment charge upon completion of the impairment review as of March 31, 2003. However, at March 31, 2004, the Company provided an impairment charge of $90,000 in connection with the goodwill arising from a prior year's acquisition. The operations with respect to such acquisition were included in the Exchange Transaction.

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

Effective July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act") was signed into law. The Act encompasses a broad range of new legislation designed to increase accountability of public companies and investor confidence. The Act establishes a new regulatory body, the "Public Company Accounting Oversight

Board", under the auspices of the Securities and Exchange Commission (the "SEC") to oversee audits of companies offering equity or debt securities to the public, and further regulates and redefines the relationship between a registered public accounting firm and its audit clients. The Act establishes new disclosure requirement for public companies, financial certification standards for public company CEOs and CFOs, restrictions on the ability of officers and directors to engage in certain types of transactions, accelerated reporting of certain types of transactions and new rules of analysts. In addition, the Act enhances a number of criminal penalties and enforcement measures available for securities related offenses. The SEC was directed to study and issue final rules to implement a number of directives contained in the Act, and some of the ensuing rules are discussed below.

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

In December 2002, the FASB issued SFAS No. 148. "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 of the same name to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years and interim periods ending after December 15, 2002, and the Company has implemented this statement. The Company intends to continue using the intrinsic method of accounting for stock-based compensation first allowed under APB Option No. 25, "Accounting for Stock Issued to Employees". Therefore, the impact of adopting SFAS No. 148 on the consolidated financial statements of the Company is limited to the expanded disclosure requirements of the statement.

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



NOTE B - GOING CONCERN

The accompanying consolidated financial statements have been prepared on going concern basis, which contemplates the Company's continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. To address these issues, early in fiscal year 2004, management of the Company developed a plan to restructure the Company and to change its focus and business strategy to the energy industry. The plan was implemented throughout the year, and culminated in the Exchange Transaction, which transaction was effective on April 1, 2004. In addition, on November 15, 2004, the Company closed two transactions which should further address the going concern issues. These statements, however, do not reflect adjustments that might result if the Company is unable to continue as a going concern.



NOTE C- THE EXCHANGE TRANSACTION

The AIH operations had resulted in significant losses despite the efforts by the Company to restructure and reorganize various AIH segment operations. These losses were funded by ARGUS.


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


The consolidated operations for the fiscal year ended March 31, 2004, included amounts with respect to the Company's wholly owned subsidiary's, (ADAC) participation in the Madisonville Project as described in Note C herein. For the fiscal year then ended, ADAC reported net income of $105,616.

As of December 31, 2003, the accumulation of debt to ARGUS had grown to a point where the Company could no longer service this outstanding debt given the downsizing of the Company that was the result of the reorganization and restructuring of the various AIH segment operations. Also during these years, and to the current date, the current President and Treasurer of the Company did not draw a salary, nor were any amounts accrued with respect thereto. With the completion of the Madisonville Project investment, and the joint venture with_GulfWest Energy Inc. as discussed later, the Company had determined that the ability to generate long-term value for the common shareholders could be enhanced if the present Company operations, (AIH) were sold and the Company concentrated its growth efforts in the energy industry, focusing primarily on natural gas. In accordance with this business strategy, an agreement was entered into with ARGUS, subject to common shareholder approval, wherein the common shares of AIH would be exchanged for an assumption by ARGUS of all of the AIH liabilities (the "Exchange Transaction"). The Board of Directors engaged an investment banking firm (Morgan Stanley) to determine the fair market value of the AIH operations on a going concern basis. Morgan Stanley, through its SPARDATA affiliate, determined such value to be $345,000. On March 24, 2004, the Company received the requisite affirmative consent votes from the common shareholders to effect the Exchange Transaction. The Exchange Transaction was effective at the beginning of business on April 1, 2004.

The following sets forth the opening consolidated balance sheet on April 1, 2004, reflecting the Exchange Transaction :

                                       13

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

     (B) Notes payable at March 31, 2004, consisted of the following:

         Due ARGUS, $1,442,618, interest at prime, due on demand, secured by substantially all of the Company's assets.

         Due AFI Capital Corporation, $75,000, interest at 8%, unsecured, due on demand.

         Due bank, $77,040 under a $100,000 Line of Credit, interest at 2% over prime, unsecured, due March 31, 2004, guaranteed by a director of the Company.

     The ARGUS note payable included $185,900 which was used to fund general Company corporate operations since the Company's emergence from its Chapter XI filing in 1999. A new prime interest rate demand note (accrued interest of $33,381 with respect to such note is included in accrued expenses above) was issued to ARGUS. The balance ($1,308,858) related to the funding of the AIH operations and was included in the Exchange Transaction.

     The AFI Capital Corporation note payable consists of two advances to ADAC in connection with a proposed acquisition transaction

     The bank note payable relates to the operations of AIH and was included in the Exchange Transaction.

The gain to the Company on the Exchange Transaction. Such gain was the difference between the ARGUS obligations cancelled and the AIH operation's net assets (assets less liabilities assumed by ARGUS).


NOTE D -AGREEMENTS

1. AFI Capital Corporation Agreement

In July, 2001, the Company entered into a four year Agreement with AFI Capital Corporation ("Capital") a Nebraska corporation. Pursuant to the agreement, Capital provided financial, acquisition, and general public company business consulting services in other than the financial services industry. Compensation for such services was based on a "successful efforts" basis and primarily consisted of the Company's common equity and cash performance fees as earned. At March 31, 2004, $52,815 was due to Capital under the compensation portion of the Agreement, which amount was converted to 337,500 shares of Common Stock (post reverse split basis) subsequent to March 31, 2004, in accordance with the provisions of the Agreement. Upon issuance of the shares, the Agreement was terminated and all parties released from any obligations arising there from. Larry J. Horbach, who was appointed assistant secretary of the Company, and appointed to fill a vacant Company director position in March, 2003, is the president and a director of AFI Capital Corporation. Mr. Holtgraves is a founding director and an officer of Capital. Upon issuance of the shares, Mr. Holtgraves resigned as a director and officer of Capital and his Capital shares were redeemed by Capital.


2. Allen Drilling Acquisition Company Agreement

On April 22, 2002, the Company, through a wholly owned subsidiary, Allen Drilling Acquisition Company ("ADAC") executed a definitive Stock Purchase Agreement to acquire a service company in the energy industry. The closing, which was not subject to a specific date, was subject to several conditions, one of which included certain matters with respect to the financing of the acquisition transaction. As a result of a material adverse change in the operating results for the company to be acquired, the transaction could not close primarily due to the financing requirement matters. Ernest money deposits in the amount of $75,000 were provided to ADAC by Capital under an 8% demand promissory note. Rather then pursuing the closing of the Agreement and incurring additional expense at the time, ADAC notified the seller that the earnest deposit could be used to offset certain obligations incurred by Capital to the company of the seller. ADAC then focused its attention on the March 6, 2003, Gateway Energy Corporation transaction as described herein. Given the above, as well as the present stance of the parties, it is more likely than not, that the transaction will never be closed. Due to the uncertainty of the above matters, a reserve of $75,000 was established by ADAC as of March 31, 2003, for the escrow deposit.

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

The Agreement further provides, among other things, that ADAC will receive, during the term of the additional financing, one-half (50%) of the price upside portion only, if any, of the monthly fee to be received by Gateway from the Madisonville Project. The Agreement also provides that ADAC will have the option to either: (i) receive at the end of the Balloon Note term a lump-sum payment, which when added to the payments received, if any, for the price upside portion, will result in a 15% pre-tax internal rate of return on the $900,000, or (ii) to exercise the Equity Participation Option by paying off the Balloon Note on or before the end of the Balloon Note term in exchange for a thirty-three and one-third (33.33%) ownership interest in the Pipeline Facilities from that date forward. Gateway is obligated to pay the periodic interest payments on the Balloon Note during the three year term of the Balloon Note. Further, Gateway has granted liens to ADAC, subordinate to its banks, on its economic interest in the Madisonville Project and certain other natural gas operating systems and natural gas operating assets. The Agreement contains cross collateral and cross default provisions linking it to an additional Gateway term note at the same bank, the proceeds of which were used by Gateway to fund the Madisonville Project.

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

During the quarter ended June 30, 2004, the Company's wholly owned subsidiary
(ADAC) accrued $33,750, the minimum guaranteed return and received $26,453 in price upside payments. These payments were offset to the accrued minimum guaranteed return. During the quarter ended June 30, 2004, ADAC also accrued Series Preferred Stock dividends payable of $22,511, representing 66-2/3% of such minimum guaranteed return and paid cash dividends of $16,569. The dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement became effective.

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

Mr. Holtgraves is currently a director of Gateway. Mr. Horbach, who was a director of Gateway for several years, resigned his directorship on August 27, 2004. Mr. Davis has no affiliation with Gateway. Mr. Holtgraves owns 14.65% of an entity that owns 55.56% of the ADAC Series A Preferred Stock. Mr. Davis serves as the Trustee of the Davis Investment Management Trust for the Davis Investments VI LP, which LP owns 44.44% of the ADAC Series A Preferred Stock. Mr. Horbach owns no Series A Preferred Stock.



NOTE E - NOTES PAYABLE

At June 30, 2004, Notes Payable consisted of the following:

     Due ARGUS, $185,900, interest at prime, due on demand, unsecured.

     Due to two officers and directors of the Company under an assignment by AFI Capital Corporation, $75,000, interest at 8%, unsecured, due on demand.



NOTE F - ACCOUNTS PAYABLE - RELATED PARTY

Accounts payable - related parties consisted of amounts advanced to the Company by AFI Capital, ($52,815). No interest or repayment terms exist.

NOTE G - SUBSEQUENT EVENTS

GulfWest Energy Inc. Joint Venture

On July 21, 2004, the Company entered into a Letter of Intent, subject to the execution of definitive agreements, with GulfWest Energy Inc. ("GWEI") located in Houston, Texas, under which the Company and GWEI, through one or more Joint Venture LLCs, would develop certain oil and gas assets owned by GWEI in Grimes and Madison County, Texas. Certain of the Madison County reserves, if developed and produced, are expected to require treatment similar to that described in the Madisonville Project as discussed later under the Gateway Energy Corporation Agreement. On October 14, 2004, the Company, through its wholly owned subsidiary, Allen Drilling Acquisition Company ("ADAC"), became a member of a Texas LLC (Elgin Holdings, L.L.C.) (the "LLC") ("Elgin") with GWEI for the purpose of initially developing certain portions of the GWEI oil and gas asset bases in Madison County and Hardin County, Texas. Participation in the development of the Grimes County asset base by ADAC was deferred and will not be a part of this LLC. GWEI contributed certain assets valued at approximately $540,000, and the Company committed to provide up to $595,000 in initial capital funding to the LLC. The Company owns 52.5% of the LLC, and hold two of the three manager positions, such positions filled by Charles A. Holtgraves and Larry J. Horbach. The various agreement transaction requirements were completed on November 15, 2004, including the required cash initial capital funding requirements.

The initial capital funding was raised by ADAC through a private placement of 595 shares of a new series preferred stock. The Senior Series B Preferred Stock, Stated Value $1,000 per share provides, among other things, for a preferential dividend right based on the Company's proportionate interest in the operations and cash flow from Elgin, and a preferential liquidation right consisting of a proportionate share of the Company's Capital Account in Elgin.

Charles A. Holtgraves, Larry J. Horbach and Christopher D. Davis are directors of the Registrant. Mr. Holtgraves and Mr. Horbach are officers of the Registrant. Entities in which these individuals either control or have an interest in, have subscribed for 577 of the 595 authorized shares.



AER/Elgin and Gateway Energy Corporation Agreement

     On November 15, 2004, AER and Elgin entered into a LICENSE AGREEMENT (the "Agreement") with Gateway Energy Corporation and certain of its subsidiaries. The Agreement, provides, among other things, for the granting of a sublicense to AER and Elgin to enable Elgin to treat the gas produced from the leasehold interests owned by Elgin in Madison County, Texas, which interests fall within a defined Area of Mutual Interest, ("AMI"). The AMI is described in certain agreements with respect to the "The Gateway Energy/Madisonville Project Agreement" discussed briefly in Note D, 3 above. In addition, the Agreement provides that AER and Elgin will dedicate the gas produced from its interests in the AMI to the Madisonville Project plant and will advance up to $91,250 to

Gateway, in the form of a prepayment, the license and other fees due Advanced Extraction Technologies ("AET") for the processing of a minimum of 5,000 Mcf per day. The Agreement further grants to AER or its designees, an option to participate pari passu with Gateway, subject to certain limitations, in future projects which require the treatment of natural gas containing high nitrogen, which projects utilize the AET license held by Gateway.

     Reference is made to the Registrant's SEC Form 8-K filed on November 19, 2004 for additional information with respect to the above.


Settlement With AFI Capital Corporation

The $52,815 due to AFI Capital Corporation at June 30, 2004, was converted to 337,500 shares of AER Common Stock (post reverse split basis) in August, 2004, in accordance with the provisions of the July, 2001 Agreement between AFI Capital and the Company. Upon issuance of the shares, the Agreement was terminated and all parties released from any obligations arising there from.



Office Lease

On August 31, 2004, the Company entered into a month to month lease for space located at 5799 Broadmoor, Suite 750, Mission, KS, 66203, at a cost of $1,000 per month with a former subsidiary of the Company.



NOTE O - RELATED PARTIES

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

Mr. Holtgraves is the President and the 100% owner of Balance In Full, Inc. ("BIF"). BIF places delinquent charged of credit card accounts with AIH Receivable Management Services, Inc., which was a wholly owned subsidiary of the Registrant to March 31, 2004, ("AIH") for collection services. The fees paid by BIF for regular collections are 36% and 50% for legal accounts, which fees were comparable for non related party accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
-------

Effective April 1, 2004, the Company completed a restructuring and changed its business focus to the energy industry, having disposed of all of its financial service related operations. Thus, any comparisons of results of operations and financial condition would be somewhat meaningless. However the prior year's Management's Discussions are included for a historical perspective.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report particularly those dealing with the Exchange Transaction and the Subsequent Events footnote.

This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in any forward-looking statements included herein. In addition, because of the change to a new business strategy, the Company will be subject to all of the energy industry common and traditional risks associated with the economic production of hydrocarbons including, but not limited to, acquisition of reserves that can produce adequate returns to attract the necessary investment capital to develop such reserves, the petroleum engineering of underground oil and gas reserves, drilling of the wells, and the fluctuation of hydrocarbon prices. The Company has limited capital resources and management has limited experience with respect to this segment of the energy industry. Accordingly, the Company is utilizing the joint venture approach to mitigate these risks.




RESULTS OF OPERATIONS
---------------------
Three Month's Ended  June 30, 2003
----------------------------------

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


RESULTS OF OPERATIONS
---------------------
Three Month's Ended  June 30, 2004
----------------------------------

Liquidity and Capital Resources
-------------------------------

As of December 31, 2003, the accumulation of debt to ARGUS had grown to a point where the Company could no longer service this outstanding debt given the downsizing of the Company that was the result of the reorganization and restructuring of the various AIH segment operations. Also during these years, and to the current date, the current President and Treasurer of the Company did not draw a salary, nor were any amounts accrued with respect thereto. With the completion of the Madisonville Project investment, and the joint venture with GulfWest Energy Inc. as discussed later, the Company had determined that the ability to generate long-term value for the common shareholders could be enhanced if the present Company operations, (AIH) were sold and the Company concentrated its growth efforts in the energy industry, focusing primarily on natural gas. In accordance with this business strategy, an agreement was entered into with ARGUS, subject to common shareholder approval, wherein the common shares of AIH would be exchanged for an assumption by ARGUS of all of the AIH liabilities (the "Exchange Transaction"). The Board of Directors engaged an investment banking firm (Morgan Stanley) to determine the fair market value of the AIH operations on a going concern basis. Morgan Stanley, through its SPARDATA affiliate, determined such value to be $345,000. On March 24, 2004, the Company received the requisite affirmative consent votes from the common shareholders to effect the Exchange Transaction. The Exchange Transaction was effective at the beginning of business on April 1, 2004. In the Exchange Transaction, ARGUS assumed $1,661,719 of liabilities, (including $1,308,858 of notes payable, substantially all of which carried a prime interest rate), resulting in a gain to the Company on the exchange of $1,569,476

Subsequent to June 30, 2004 the Company entered into two transactions which significantly impacted the Company-

GulfWest Energy Inc. Joint Venture

On July 21, 2004, the Company entered into a Letter of Intent, subject to the execution of definitive agreements, with GulfWest Energy Inc. ("GWEI") located in Houston, Texas, under which the Company and GWEI, through one or more Joint Venture LLCs, would develop certain oil and gas assets owned by GWEI in Grimes and Madison County, Texas. Certain of the Madison County reserves, if developed and produced, are expected to require treatment similar to that described in the Madisonville Project as discussed earlier under the April 30, 2003 Gateway Energy Corporation Agreement. On October 14, 2004, the Company, through its wholly owned subsidiary, Allen Drilling Acquisition Company ("ADAC"), became a member of a Texas LLC (Elgin Holdings, L.L.C.) (the "LLC") ("Elgin") with GWEI for the purpose of initially developing certain portions of the GWEI oil and gas asset bases in Madison County and Hardin County, Texas. Participation in the development of the Grimes County asset base by ADAC was deferred and will not be a part of this LLC. GWEI contributed certain assets valued at approximately $540,000, and the Company committed to provide up to $595,000 in initial capital funding to the LLC. The Company owns 52.5% of the LLC, and hold two of the three manager positions, such positions filled by Charles A. Holtgraves and Larry J. Horbach, directors and officers of the Registrant. The various agreement transaction requirements were completed on November 15, 2004, including the required cash initial capital funding requirements.

The initial capital funding was raised by ADAC through a private placement of 595 shares of a new series preferred stock. The Senior Series B Preferred Stock, Stated Value $1,000 per share provides, among other things, for a preferential dividend right based on the Company's proportionate interest in the operations and cash flow from Elgin, and a preferential liquidation right consisting of a proportionate share of the Company's Capital Account in Elgin.

Charles Holtgraves, Philip Holtgraves, Larry Horbach and Christopher Davis are directors of the Registrant. Charles Holtgraves, Philip Holtgraves and Mr. Horbach are officers of the Registrant. Entities in which these individuals either control or have an interest in, have subscribed for 577 of the 595 authorized shares.

The Company/Elgin and Gateway Energy Corporation Agreement

On November 15, 2004, the Company and Elgin entered into a LICENSE AGREEMENT (the "Agreement") with Gateway Energy Corporation and certain of its subsidiaries. The Agreement, provides, among other things, for the granting of a sublicense to the Company and Elgin to enable Elgin to treat the gas produced from the leasehold interests owned by Elgin in Madison County, Texas, which interests fall within a defined Area of Mutual Interest, ("AMI"). In addition, the Agreement provides that the Company and Elgin will dedicate the gas produced from its interests in the AMI to the Madisonville Project plant and will advance up to $91,250 to Gateway, in the form of a prepayment, the license and other fees due Advanced Extraction Technologies ("AET") for the processing of a minimum of 5,000 Mcf per day. The Agreement further grants to the Company or its designees, an option to participate pari passu with Gateway, subject to certain limitations, in future projects which require the treatment of natural gas containing high nitrogen, which projects utilize the AET license held by Gateway.

Operations
----------

The revenues for the three months ended June 30, 2004 consisted of the interest and guaranteed return from the Madisonville Project. During the quarter ended June 30, 2004, the Company's wholly owned subsidiary (ADAC) accrued $33,750, the minimum guaranteed return and received $26,453 in price upside payments. These payments were offset to the accrued minimum guaranteed return. During the quarter ended June 30, 2004, ADAC also accrued Series A Preferred Stock dividends payable of $22,511, representing 66-2/3% of such minimum guaranteed return and paid cash dividends of $16,569. The dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement became effective.

Operating income was $17,943 after general and administrative costs of $13,015 and interest of $3,740, generating net positive cash flow of $18,944. Such general and administrative costs are not indicative of future operations as the sole three employees/officers of the Company (Charles Holtgraves, Philip Holtgraves and Larry Horbach) have waived current compensation in order to preserve cash flow for Company investment in on going projects. For such waiver of current compensation, these individuals have been given the right to invest on a pari-passu basis in these initial high risk capital projects along side the Company and other outside accredited investors. To date, entities in which these individuals either control or have an interest in, have provided a majority of all of the capital invested in the initial energy projects described above.

 During the quarter ended June 30, 2004, the Company recognized a gain on the Exchange Transaction of $1,569,476. Such gain was the difference between the ARGUS obligations cancelled and the AIH operation's net assets (assets less liabilities assumed by ARGUS).

                                     Part II

     Item 1.     Legal Proceedings

                 None

     Item 2.     Changes in Securities
                 None

     Item 3.     Defaults Upon Senior Securities
                 None

     Item 4.     Submission of Matters to a Vote of Security Holders
                 None

     Item 5.     Exhibits and Reports on Form 8-K


                 (a) Exhibits
                     --------

                 31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 (b) Reports
                     -------

                 On May 9, 2003, the Registrant filed a Form 8-K reporting under Items 4, 5, and 7.

                 On November 19, 2004, the Registrant filed a Form 8-K reporting under Item 8.01.




                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ADVANCED ENERGY RECOVERY, INC.
                                            (Registrant)


Dated:  06-15-05                           By:  /s/  Charles A. Holtgraves
                                           -------------------------------------
                                                     Charles A. Holtgraves
                                                     Chairman, President, and
                                                     Treasurer