Form 10QSB
period 2004-09-30
ADVANCED ENERGY RECOVERY, INC
filed 2005-06-15
CIK 823314

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended September 30, 2004


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

     As of September 30, 2004, the Issuer had 2,292,879 shares of its common stock outstanding.

        Transitional Small Business Disclosure Format: Yes     No  X
                                                          -----  -----

                         ADVANCED ENERGY RECOVERY, INC.




                                   FORM 10-QSB

                                     Part 1



Item 1.           Financial Statements

                                                                           Page

 Unaudited  Condensed Consolidated Balance Sheet -September 30, 2004         3

 Unaudited Consolidated Statement of Operations for
    the three and six  months ended  September 30, 2003 and 2004             4

 Unaudited Consolidated Statement  of Cash Flows for
    the  six months ended September 30, 2003 and 2004                        5

 Notes to Consolidated Financial Statements                                  6


                                    Part 1I


Items 1-5.                                                                  19

Signatures                                                                  19

Certifications

                 ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
               FORMERLY ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                 September 30,
                                                                     2004
                                                                  -----------
                           ASSETS                                 (Unaudited)

Other receivables                                                 $    34,330
Accrued guaranteed interest return receivable                         106,524
Prepaid expenses                                                        5,000
                                                                  -----------
     Total  Assets                                                $   145,854
                                                                  ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES
  Checks issued in excess of cash balances                        $       396
  Accounts payable and other accruals                                  15,499
  Accrued interest payable                                             50,329
  Notes payable                                                       281,950
  Dividends accrued-preferred stock of subsidiary                      97,449
                                                                  -----------

     Total Liabilities                                                445,623
                                                                  -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock of subsidiary, Series A, $10:00 par value;
     900 shares authorized, 900 shares issued and outstanding           9,000
  Paid in capital, Series A Preferred Stock                           891,000
  Subscriptions receivable, Series A Preferred Stock                 (900,000)
                                                                  -----------
                                                                         --
                                                                  -----------
  Preferred stock, Series B, $.005 par value; 1,000,000
    shares authorized, none issued and outstanding                       --
                                                                  -----------

  Common stock, $.003 par value; 10,000,000 shares
    authorized, 2,292,879  issued an outstanding                        6,880
  Paid-in capital                                                   1,305,062
  Accumulated deficit                                              (1,611,711)
                                                                  -----------
                                                                     (299,769)
                                                                  -----------

     Total Stockholders' Equity (Deficiency)                         (299,769)
                                                                  -----------

                                                                  -----------
                                                                  $   145,854
                                                                  ===========

        The accompanying notes are an integral part of these statements.



                              ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                            FORMERLY ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)



                                                Three Months   Three Months    Six Months     Six Months
                                                 09/30/2003     09/30/2004     09/30/2003     09/30/2004
                                                 -----------    -----------    -----------    -----------
REVENUES
  Collection, servicing, and other fees          $   239,827    $         0    $   482,783    $         0
  Other                                                8,788             60         13,953          1,008
  Interest and guaranteed return                      33,758         33,750         67,527         67,500

                                                 -----------    -----------    -----------    -----------
    Total revenues                                   282,373         33,810        564,263         68,508
                                                 -----------    -----------    -----------    -----------

EXPENSES
  Operating expenses, including general and
    administrative costs                             275,839         23,673        560,815         36,688
  Interest                                             2,479          3,708          5,121          7,448
  Depreciation and amortization                        8,404              0         14,864              0

                                                 -----------    -----------    -----------    -----------
    Total expenses                                   286,722         27,381        580,800         44,136
                                                 -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                          $    (4,349)   $     6,429    $   (16,537)   $    24,372

    Gain on Exchange Transaction (Note C)                                                       1,569,476

                                                 -----------    -----------    -----------    -----------
  INCOME (LOSS) BEFORE INCOME TAXES                   (4,349)         6,429        (16,537)     1,593,848

   INCOME TAXES                                            0              0              0              0

                                                 -----------    -----------    -----------    -----------
   NET INCOME (LOSS)                                  (4,349)         6,429        (16,537)     1,593,848

  Subsidiary preferred stock dividends accrued       (22,500)       (22,500)       (45,000)       (45,000)
                                                 -----------    -----------    -----------    -----------

EARNINGS (LOSS) FOR COMMON STOCK                 $   (26,849)   $   (16,071)   $   (61,537)   $ 1,548,848
                                                 ===========    ===========    ===========    ===========

Weighted-average shares outstanding                1,955,707      2,292,879      1,955,707      2,124,129
                                                 ===========    ===========    ===========    ===========

Earnings (Loss) Per Common Share                 $     (0.01)   $     (0.01)   $     (0.03)   $      0.73
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

                                                    4



                      ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                    FORMERLY ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)



                                                                Six Months     Six Months
                                                                  Sept 30,       Sept 30,
                                                                   2003           2004
                                                                -----------    -----------
Cash flows from operating activities
 Net income (loss)                                              $   (16,537)   $ 1,593,848
 Adjustments to reconcile net loss to net
   cash used in operating activities
   Depreciation and amortization                                      8,404           --
   Gain on Exchange Transaction                                        --       (1,569,476)
   Net change in current  assets and  current liabilities          (125,481)       (45,084)

                                                                -----------    -----------
          Net cash from operating activities                       (133,614)       (20,712)
                                                                -----------    -----------

Cash flows from investing activities
 Collections applied to finance receivables                          21,747           --
 Interest receivable-Gateway Energy Corporation                     (67,500)       (67,500)
 Project price upside payments received                                --           57,071
 Acquisitions of property, furniture, and equipment                  12,509           --
                                                                -----------    -----------
          Net cash provided by (used in) investing activities       (33,244)       (10,429)
                                                                -----------    -----------

Cash flows from financing activities
 Change in checks issued in excess of cash balances                  84,322          7,130
 Issuance of subsidiary preferred stock                             900,000           --
 Subscriptions receivable-subsidiary preferred stock               (900,000)          --
 Common stock issued for related party accounts payable                --           52,815
 Payments on notes payable                                          (29,181)        (3,850)
 Advances from related party                                         69,521           --
 Subsidiary preferred stock dividends paid                             --          (24,954)
                                                                -----------    -----------
          Net cash provided by financing activities                 124,662         31,141
                                                                -----------    -----------

Net increase (decrease)  in cash                                    (42,196)          --
Cash, beginning of period                                            42,196           --
                                                                -----------    -----------

Cash, end of period                                             $      --      $      --
                                                                ===========    ===========

   Cash paid for interest                                       $    10,545    $      --
                                                                ===========    ===========


             The accompanying notes are an integral part of these statements.

                                            5

                 Advanced Energy Recovery, Inc. And Subsidiaries
                        Formerly Advanced Financial, Inc.
                                and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004



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

The Exchange Transaction was completed in August, but was effective as of 12:01 AM April 1, 2004.

The consolidated financial statements as of September 30, 2004, include the accounts of the Company and ADAC. The consolidated financial statements (Statement of Operations and Statement of Cash Flows) as of September 30, 2003, include the accounts of the Company, ADAC, and AIH. All significant intercompany accounts and transactions have been eliminated.

2.   Finance Receivables And  Revenue Recognition

The Company accounted for its investment through March 31, 2004, in finance receivables under the guidance of the American Institute of Certified Public Accountants Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans (PB6) using unique and exclusive static pools. The pools were established with underlying accounts having similar attributes, based on acquisition timing and by seller. Once a static pool was established, the accounts in the pool were not changed. Each pool was initially recorded at cost. Until it was determined that the amount and timing of collections were reasonably estimable and collection was probable, PB6 required the receivable be accounted for under the cost-recovery method. All of the Company's pools were accounted for under the cost-recovery method. Application of the cost-recovery method required that any amounts received be applied first against the recorded amount of the pool; when that amount had been reduced to zero, any additional amounts received were recognized as income. The discount between the cost of each pool of receivables purchased and the contractual receivable of the accounts in the pool was not recorded since the Company expected to collect a relatively small percentage of each pool's contractual receivable balance. All pools were included in the Exchange Transaction.


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

                                       9

The following sets forth the opening consolidated balance sheet on April 1, 2004, reflecting the Exchange Transaction :


Condensed  Consolidated Balance Sheet

                                     March 31,2004
                Assets                   Actual      Transaction   April 1,2004
                                      -----------    -----------    -----------
Cash (overdrafts)                     $  (112,489)   $   119,223    $     6,734
Receivables and other                      65,927        (40,791)        25,136
Accrued interest receivable                96,095                        96,095
Property, net                              36,063        (36,063)             0
Customer lists, net                       134,612       (134,612)             0
Escrow deposit                             75,000                        75,000
Escrow depost reserve                     (75,000)                      (75,000)
                                      -----------                   -----------
                                      $   220,208                   $   127,965
                                      ===========                   ===========
              Liabilities
Payables and accrued expenses         $   396,742       (352,861)        43,881
Payables to related parties                52,815  A                     52,815
Notes payable                           1,594,658  B  (1,308,858)       285,800
Preferred stock dividends accrued          77,403                        77,403
                                      -----------                   -----------
     Total                              2,121,618                       459,899
                                      -----------                   -----------
   Stockholders Equity (Deficiency)
Subsidary preferred stock                 900,000                       900,000
Subscriptions receivable                 (900,000)                     (900,000)
Series B Preferred stock                        0                             0
Common stock and paid in capital        1,259,126                     1,259,126
Accumulated deficit                    (3,160,536) C   1,569,476     (1,591,060)
                                      -----------    -----------    -----------
     Total                             (1,901,410)                     (331,934)
                                      -----------                   -----------
                                      $   220,208                   $   127,965
                                      ===========                   ===========


Notes to  Condensed  Consolidated Balance Sheet:

     (A) At March 31, 2004, the amounts due to related parties consisted of $52,815 due to AFI Capital Corporation. In August, 2004 the $52,815 was settled by the issuance of common stock of the Company.

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

4. GulfWest Energy Inc. Joint Venture

     On July 21, 2004, the Company entered into a Letter of Intent, subject to the execution of definitive agreements, with GulfWest Energy Inc. ("GWEI") located in Houston, Texas, under which the Company and GWEI, through one or more Joint Venture LLCs, would develop certain oil and gas assets owned by GWEI in Grimes and Madison County, Texas. Certain of the Madison County reserves, if developed and produced, are expected to require treatment similar to that as earlier described in the Madisonville Project. On October 14, 2004, the Company, through ADAC, became a member of a Texas LLC (Elgin Holdings, LLC) (the "LLC") ("Elgin") with GWEI for the purpose of initially developing certain portions of the GWEI oil and gas asset bases in Madison County and Hardin County, Texas. Participation in the development of the Grimes County asset base by ADAC was deferred and will not be a part of this LLC. GWEI contributed certain assets valued at approximately $540,000, and the Company committed to provide up to $595,000 in initial capital funding to the LLC. The initial capital funding was raised by ADAC through a private placement of a new series of participating preferred stock. The various agreement transaction requirements were completed on November 15, 2004. The Company owns 52.5% of the LLC.

5. Settlement With AFI Capital Corporation

The $52,815 due to AFI Capital Corporation at June 30, 2004, was converted to 337,500 shares of AER Common Stock (post reverse split basis) in August, 2004, in accordance with the provisions of the July, 2001 Agreement between AFI Capital and the Company. Upon issuance of the shares, the Agreement was terminated and all parties released from any obligations arising therefrom.

6. Office Lease

On August 31, 2004, the Company entered into a month to month lease for space located at 5799 Broadmoor, Suite 750, Mission, KS, 66203, at a cost of $1,000 per month with a former subsidiary of the Company.


NOTE E - NOTES PAYABLE

At September 30, Notes Payable consisted of the following:

    Due ARGUS, $206,950 interest at prime, due on demand,.

    Due to two officers and directors of the Company under an assignment by AFI Capital Corporation, $75,000, interest at 8%, unsecured, due on demand.


NOTE F - SUBSEQUENT EVENTS

AER/Elgin and Gateway Energy Corporation Agreement

         On November 15, 2004, AER and Elgin entered into a LICENSE AGREEMENT (the "Agreement") with Gateway Energy Corporation and certain of its subsidiaries. The Agreement, provides, among other things, for the granting of a sublicense to AER and Elgin to enable Elgin to treat the gas produced from the leasehold interests owned by Elgin in Madison County, Texas, which interests fall within a defined Area of Mutual Interest, ("AMI"). The AMI is described in certain agreements with respect to the "The Gateway Energy/Madisonville Project Agreement" discussed briefly in Note D, 3 above. In addition, the Agreement provides that AER and Elgin will dedicate the gas produced from its interests in the AMI to the Madisonville Project plant and will advance up to $91,250 to Gateway, in the form of a prepayment, the license and other fees due Advanced Extraction Technologies ("AET") for the processing of a minimum of 5,000 Mcf per day. The funds were advanced in December 2004. The Agreement further grants to AER or its designees, an option to participate pari passu with Gateway, subject to certain limitations, in future projects which require the treatment of natural gas containing high nitrogen, which projects utilize the AET license held by Gateway.

     Reference is made to the Registrant's SEC Form 8-K filed on November 19, 2004 for additional information with respect to the above.

NOTE H - RELATED PARTIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
-------

Effective April 1, 2004, the Company completed a restructuring and changed its business focus to the energy industry, having disposed of all of its financial service related operations. Thus, any comparisons of results of operations and financial condition would be meaningless. However, the prior year's Management's Discussions are available in the Company's Form 10QSB for the quarterly period ended September 30, 2003.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report particularly those dealing with the Exchange Transaction and the Subsequent Events footnote.

This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in any forward-looking statements included herein. In addition, because of the change to a new business strategy, the Company will be subject to all of the energy industry common and traditional risks associated with the economic production of hydrocarbons including, but not limited to, acquisition of reserves that can produce adequate returns to attract the necessary investment capital to develop such reserves, the petroleum engineering of underground oil and gas reserves, drilling of the wells, and the fluctuation of hydrocarbon prices. The Company has limited capital resources and management has somewhat limited experience with respect to this segment of the energy industry. Accordingly, the Company is utilizing the joint venture approach to mitigate these risks.



RESULTS OF OPERATIONS
---------------------

Three And Six Month's Ended September 30, 2004
----------------------------------------------

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

In July, 2001, the Company entered into a four year Agreement with AFI Capital Corporation ("Capital") a Nebraska corporation. Pursuant to the agreement, Capital provided financial, acquisition, and general public company business consulting services in other than the financial services industry. Compensation for such services was based on a "successful efforts" basis and primarily consisted of the Company's common equity and cash performance fees as earned. At March 31, 2004, $52,815 was due to Capital under the compensation portion of the Agreement, which amount was converted to 337,500 shares of Common Stock (post reverse split basis) in August 2004, in accordance with the provisions of the Agreement. Upon issuance of the shares, the Agreement was terminated and all parties released from any obligations arising there from.


Subsequent to September 30, 2004 the Company entered into an additional transaction which had a positive impact on the Company-


The Company/Elgin and Gateway Energy Corporation Agreement

On November 15, 2004, the Company and Elgin entered into a LICENSE AGREEMENT (the "Agreement") with Gateway Energy Corporation and certain of its subsidiaries. The Agreement, provides, among other things, for the granting of a sublicense to the Company and Elgin to enable Elgin to treat the gas produced from the leasehold interests owned by Elgin in Madison County, Texas, which interests fall within a defined Area of Mutual Interest, ("AMI"). In addition, the Agreement provides that the Company and Elgin will dedicate the gas produced from its interests in the AMI to the Madisonville Project plant and will advance up to $91,250 to Gateway, in the form of a prepayment, the license and other fees due Advanced Extraction Technologies ("AET") for the processing of a minimum of 5,000 Mcf per day. This advance was completed in December 2004. The Agreement further grants to the Company or its designees, an option to participate pari passu with Gateway, subject to certain limitations, in future projects which require the treatment of natural gas containing high nitrogen, which projects utilize the AET license held by Gateway.


Operations
----------

The revenues for the three and six months ended September 30, 2004 consisted of the interest and guaranteed return from the Madisonville Project. During the quarter and six months ended September 30, 2004, the Company's wholly owned subsidiary (ADAC) accrued $33,750 and $67,500 respectively, the minimum guaranteed return, and received $30,618 and $57,071 respectively, in price upside payments. These payments were offset to the accrued minimum guaranteed return. During the quarter and six months ended September 30, 2004, ADAC also accrued Series A Preferred Stock dividends payable of $22,500 and $45,000 respectively, representing 66-2/3% of such minimum guaranteed return and paid cash dividends of $9,385 and $24,954 respectively. The dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement became effective.

Operating income for the periods was $6,429 and $24,372 after general and administrative costs of $23,673 and $36,688 and interest of $3,708 and $7,448, generating net positive cash flow of $24,288 for the six months. Such general and administrative costs are not indicative of future operations as the sole three employees/officers of the Company (Charles Holtgraves, Philip Holtgraves and Larry Horbach) have waived current compensation in order to preserve cash flow for Company investment in on going projects. For such waiver of current compensation, these individuals have been given the right to invest on a pari-passu basis in these initial high risk capital projects along side the Company and other outside accredited investors. To date, entities in which these individuals either control or have an interest in, have provided a majority of all of the capital invested in the initial energy projects described above.

 During the six months ended September 30, 2004, the Company recognized a gain on the Exchange Transaction of $1,569,476. Such gain was the difference between the ARGUS obligations cancelled and the AIH operation's net assets (assets less liabilities assumed by ARGUS).





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

                                            ADVANCED ENERGY RECOVERY, INC.
                                            (Registrant)

                                            /s/  Charles A. Holtgraves
                                            -----------------------------------
Dated:  June 15, 2005                            Charles A. Holtgraves
                                                 Chairman, President, and
                                                 Treasurer