Form 10QSB
period 2004-12-31
ADVANCED ENERGY RECOVERY, INC
filed 2005-06-15
CIK 823314

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For The Quarterly Period Ended December 31, 2004


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

         As of December 31, 2004, the Issuer had 2,395,879 shares of its common stock outstanding.

        Transitional Small Business Disclosure Format: Yes     No  X
                                                          -----  -----

                         ADVANCED ENERGY RECOVERY, INC.



                                   FORM 10-QSB

                                     Part 1
                                     ------


Item 1.   Financial Statements

                                                                           Page

 Unaudited  Condensed Consolidated Balance Sheet - December 31, 2004         3

 Unaudited Consolidated Statement of Operations for
    the three and nine  months ended  December 31, 2003 and 2004             4

 Unaudited Consolidated Statement  of Cash Flows for
    the  nine months ended December 31, 2003 and 2004                        5

 Notes to Consolidated Financial Statements                                  6


                                    Part 1I


Items 1-5.                                                                  20

Signatures                                                                  20

Certifications



                  ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                FORMERLY ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET



                                                                       December 31,
                                                                          2004
                                                                       -----------
                                ASSETS                                 (Unaudited)
Other receivables                                                      $    61,991
Accrued guaranteed interest return receivable                              116,692
Series B Preferred Stock, subscription receivable                          280,000
Prepaid license fee                                                         30,413
Prepaid gas purchases                                                       40,000
Other prepaid expenses                                                       2,001
Property, plant and equipment, at cost                                     813,335
                                                                       -----------
                                                                       $ 1,344,432
                                                                       ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
LIABILITIES
      Checks issued in excess of cash balances                         $     6,721
      Accounts payable and other accruals                                   16,249
      Accrued interest payable                                              54,109
      Notes payable                                                        366,700
      Dividends accrued-preferred stock of subsidiary                      112,972
      Minority interest                                                    538,335
                                                                       -----------
          Total Liabilities                                              1,095,086
                                                                       -----------

STOCKHOLDERS' EQUITY
      Preferred Stocks of Subsidiary-
          Series A, $10.00 Par Value;
           900 shares authorized, 900 shares issued and outstanding          9,000
            Paid in capital, Series A Preferred Stock                      891,000
            Subscriptions receivable, Series A Preferred Stock            (900,000)
                                                                       -----------
                                                                              --
                                                                       -----------
          Series B, $10.00 Par Value;
            595 shares authorized, 315 shares issued and outstanding         3,150
             Paid in capital, Series A Preferred Stock                     311,850
            Series B Preferred Stock subscribed                            280,000
                                                                       -----------
                                                                           595,000
                                                                       -----------
      Preferred stock, Series B, $.005 par value; 1,000,000
        shares authorized, none issued and outstanding                        --
                                                                       -----------

      Common stock, $.003 par value; 10,000,000 shares
        authorized, 2,395,879  issued an outstanding                         7,189
      Paid-in capital                                                    1,330,503
      Accumulated deficit                                               (1,683,346)
                                                                       -----------
                                                                          (345,654)
                                                                       -----------

          Total Stockholders' Equity                                       249,346
                                                                       -----------
                                                                       $ 1,344,432
                                                                       ===========


         The accompanying notes are an integral part of these statements.

                                         3



                              ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                            FORMERLY ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)



                                                 Three Months   Three Months   Nine Months    Nine Months
                                                 12/31/2003     12/31/2004     12/31/2003     12/31/2004
                                                 -----------    -----------    -----------    -----------
REVENUES
  Collection, servicing, and other fees          $   228,918    $      --      $   711,701    $      --
  Other                                               13,151           --           27,104          1,008
  Interest and guaranteed return                      33,750         33,750        101,277        101,250

                                                 -----------    -----------    -----------    -----------
    Total revenues                                   275,819         33,750        840,082        102,258
                                                 -----------    -----------    -----------    -----------

EXPENSES
  Operating expenses, including general and
    administrative costs                             295,053         19,169        841,589         55,857
  Interest                                            15,076          3,780         28,426         11,228
  Depreciation and amortization                        8,404              0         29,317              0

                                                 -----------    -----------    -----------    -----------
    Total expenses                                   318,533         22,949        899,332         67,085
                                                 -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                          $   (42,714)   $    10,801    $   (59,250)   $    35,173

    Gain on Exchange Transaction (Note C)                           (59,925)                    1,509,551

                                                 -----------    -----------    -----------    -----------
  INCOME (LOSS) BEFORE INCOME TAXES                  (42,714)       (49,124)       (59,250)     1,544,724

   INCOME TAXES                                            0              0              0              0

                                                 -----------    -----------    -----------    -----------
   NET INCOME (LOSS)                                 (42,714)       (49,124)       (59,250)     1,544,724

  Subsidiary preferred stock dividends accrued       (22,500)       (22,534)       (67,500)       (67,534)
                                                 -----------    -----------    -----------    -----------

EARNINGS (LOSS) FOR COMMON STOCK                 $   (65,214)   $   (71,658)   $  (126,750)   $ 1,477,190
                                                 ===========    ===========    ===========    ===========

Weighted-average shares outstanding                1,955,741      2,395,879      1,955,741      2,214,712
                                                 ===========    ===========    ===========    ===========

Earnings (Loss) Per Common Share                 $     (0.03)   $     (0.03)   $     (0.06)   $      0.67
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

                                                     4



                       ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                     FORMERLY ADVANCED FINANCIAL, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                                Nine Months    Nine Months
                                                                  Dec 31,        Dec 31,
                                                                   2003           2004
                                                                -----------    -----------
Cash flows from operating activities
 Net income (loss)                                              $   (59,250)   $ 1,544,724
 Adjustments to reconcile net loss to net
   cash used in operating activities
   Depreciation and amortization                                     29,317           --
   Gain on Exchange Transaction                                        --       (1,569,476)
   Net change in current  assets and  current liabilities           (91,989)      (135,607)

                                                                -----------    -----------
          Net cash from operating activities                       (121,922)      (160,359)
                                                                -----------    -----------

Cash flows from investing activities
 Collections applied to finance receivables                          24,573           --
 Interest receivable-Gateway Energy Corporation                    (100,219)      (101,250)
 Subsidiary preferred stock dividends, net                           68,425
 Project price upside payments received                                --           80,653
 Acquisitions of property, plant and equipment                         --         (813,335)
 Minority interest contributions                                       --          538,335
                                                                -----------    -----------
          Net cash provided by (used in) investing activities        (7,221)      (295,597)
                                                                -----------    -----------

Cash flows from financing activities
 Change in checks issued in excess of cash balances                  89,692         13,455
 Issuance of subsidiary preferred stock                             900,000        315,000
 Subscriptions receivable-subsidiary preferred stock               (900,000)          --
 Increase in notes payable                                           80,900
 Common stock issued for services and payables                         --           78,566
 Payments on notes payable                                          (29,145)          --
 Advances from related party                                         26,400           --
 Subsidiary preferred stock dividends paid                             --          (31,965)
                                                                -----------    -----------
          Net cash provided by financing activities                  86,947        455,956
                                                                -----------    -----------

Net increase (decrease)  in cash                                    (42,196)          --
Cash, beginning of period                                            42,196           --
                                                                -----------    -----------

Cash, end of period                                             $      --      $      --
                                                                ===========    ===========

   Cash paid for interest                                       $     4,369    $      --
                                                                ===========    ===========

   Related party advances converted to Demand Note              $   508,787    $      --
                                                                ===========    ===========


              The accompanying notes are an integral part of these statements.

                                              5

                 Advanced Energy Recovery, Inc. And Subsidiaries
                        Formerly Advanced Financial, Inc.
                                and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

1.   Organization and Principles of Consolidation

Advanced Energy Recovery, Inc., formerly Advanced Financial, Inc., (the Company) owns 100% of Allen Drilling Acquisition Company ("ADAC"). In addition, as of October 14, 2004, through ADAC, the Company owns 52.5% of Elgin Holdings, LLC ("Elgin"). ADAC and Elgin are engaged in operations in the energy industry.

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

The Exchange Transaction was completed in August, but was effective as of 12:01 AM April 1, 2004.

The consolidated financial statements as of December 31, 2004, include the accounts of the Company, ADAC and Elgin Holdings, LLC, a limited liability company in which ADAC has a 52.5% interest and manager control. The consolidated financial statements (Statement of Operations and Statement of Cash Flows) as of December 31, 2003, include the accounts of the Company, ADAC, and AIH. All significant intercompany accounts and transactions have been eliminated.

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


3.   Property,  Plant and Equipment

All property, furniture, and equipment as of March 31, 2004 was owned by AIH and accordingly included in the Exchange Transaction and the determination of the gain thereon. At December 31, 2004, property, plant and equipment, all of which is held in Elgin, consisted of construction work in progress of $265,000 related to a pipeline and natural gas treating facilities located in Hardin County, Texas, and $548,000 of acreage and related costs for property located in Madison County, Texas.

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

                                       9

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
                                      ===========                   ===========


Notes to  Condensed  Consolidated Balance Sheet:

     (A) At March 31, 2004, the amounts due to related parties consisted of $52,815 due to AFI Capital Corporation. In August, 2004, the $52,815 was settled by the issuance of common stock of the Company.

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

(C) The gain to the Company on the Exchange Transaction. Such gain was the difference between the ARGUS obligations cancelled and the AIH operation's net assets (assets less liabilities assumed by ARGUS). During the quarter ended December 31, 2004, this gain was reduced by $59,925 as a result of a final settlement of certain payables and certain additional costs related to the Exchange Transaction.


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

2. Allen Drilling Acquisition Company Agreement

On April 22, 2002, the Company, through a wholly owned subsidiary, Allen Drilling Acquisition Company ("ADAC") executed a definitive Stock Purchase Agreement to acquire a service company in the energy industry. The closing, which was not subject to a specific date, was subject to several conditions, one of which included certain matters with respect to the financing of the acquisition transaction. As a result of a material adverse change in the operating results for the company to be acquired, the transaction could not close primarily due to the financing requirement matters. Ernest money deposits in the amount of $75,000 were provided to ADAC by Capital under an 8% demand promissory note. Rather then pursuing the closing of the Agreement and incurring additional expense at the time, ADAC notified the seller that the earnest deposit could be used to offset certain obligations incurred by Capital to the company of the seller. ADAC then focused its attention on the March 6, 2003, Gateway Energy Corporation transaction as described herein. Given the above, as well as the present stance of the parties, it is more likely than not, that the transaction will never be closed. Due to the uncertainty of the above matters, a reserve of $75,000 was established by ADAC in fiscal year 2003 for the escrow deposit.

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

For the nine month's ended December 31, 2004, the Company's wholly owned subsidiary (ADAC) accrued $101,250, the minimum guaranteed return and received $80,653 in price upside payments. These payments were offset to the accrued minimum guaranteed return. During the nine month's ended December 31, 2004, ADAC also accrued Series A Preferred Stock dividends payable of $67,534, representing 66-2/3% of such minimum guaranteed return and paid cash dividends of $31,965. The dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement became effective.

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

NOTE E - NOTES PAYABLE

At December 31, Notes Payable consisted of the following:

     Due to bank, $91,250, interest at prime, due June 20, 2005 with renewable terms, guaranteed by Mr. Holtgraves, and Mr. Horbach,

     Due ARGUS, $200,450 interest at prime, due on demand,.

     Due to two officers and directors of the Company under an assignment by AFI Capital Corporation, $75,000, interest at 8%, unsecured, due on demand.


NOTE F -NEW AGREEMENTS

GulfWest Energy Inc. Joint Venture

On July 21, 2004, the Company entered into a Letter of Intent, subject to the execution of definitive agreements, with GulfWest Energy Inc. ("GWEI") located in Houston, Texas, under which the Company and GWEI, through one or more Joint Venture LLCs, would develop certain oil and gas assets owned by GWEI in Grimes and Madison County, Texas. Certain of the Madison County reserves, if developed and produced, are expected to require treatment similar to that as earlier described in the Madisonville Project. On October 14, 2004, the Company, through ADAC, became a member of a Texas LLC (Elgin Holdings, LLC) (the "LLC") ("Elgin") with GWEI for the purpose of initially developing certain portions of the GWEI oil and gas asset bases in Madison County and Hardin County, Texas. Participation in the development of the Grimes County asset base by ADAC was deferred and will not be a part of this LLC. GWEI contributed certain assets valued at approximately $540,000, and the Company committed to provide up to $595,000 in initial capital funding to the LLC as provided for in the LLC's Regulations. As of December 31, 2004, the Company had funded $315,000. In March 2005, the Company funded an additional $170,000, leaving a balance of $110,000 remaining to be funded in fiscal year 2005. The capital funding is being raised by ADAC through a private placement of a new series (Series B) of participating preferred stock. The various agreement transaction requirements were completed on November 15, 2004. The Company owns 52.5% of the LLC, and holds two of the three manager positions, such positions filled by Charles A. Holtgraves and Larry J. Horbach, directors and officers of the Registrant

The initial capital funding was raised by ADAC through a private placement of 595 shares of a new series preferred stock. The Senior Series B Preferred Stock, Stated Value $1,000 per share provides, among other things, for a preferential dividend right based on the Company's proportionate interest in the operations and cash flow from Elgin, and a preferential liquidation right consisting of a proportionate share of the Company's Capital Account in Elgin.

Charles Holtgraves, Philip Holtgraves, Larry Horbach and Christopher Davis are directors of the Registrant. Charles Holtgraves, Philip Holtgraves and Mr. Horbach are officers of the Registrant. Entities in which these individuals either control or have an interest in, have subscribed for 577 of the 595 authorized shares.

AER/Elgin and Gateway Energy Corporation Agreement

     On November 15, 2004, AER and Elgin entered into a LICENSE AGREEMENT (the "Agreement") with Gateway Energy Corporation and certain of its subsidiaries. The Agreement, provides, among other things, for the granting of a sublicense to AER and Elgin to enable Elgin to treat the gas produced from the leasehold interests owned by Elgin in Madison County, Texas, which interests fall within a defined Area of Mutual Interest, ("AMI"). The AMI is described in certain agreements with respect to the "The Gateway Energy/Madisonville Project Agreement" discussed briefly in Note D, above. In addition, the Agreement provides that AER and Elgin will dedicate the gas produced from its interests in the AMI to the Madisonville Project plant and will advance up to $91,250 to Gateway, $30,413 of which will represent a prepayment by the Company of the license and other fees due Advanced Extraction Technologies ("AET") for the processing of a minimum of 5,000 Mcf per day. The balance of the advance ($60,837) will be repaid by Gateway from Gateway's share of the initial project cash flows. The funds were advanced in December 2004. The Agreement further grants to AER or its designees, an option to participate pari passu with Gateway, subject to certain limitations, in future projects which require the treatment of natural gas containing high nitrogen, which projects utilize the AET license held by Gateway.

     Reference is made to the Registrant's SEC Form 8-K filed on November 19, 2004 for additional information with respect to the above.


Settlement With AFI Capital Corporation

The $52,815 due to AFI Capital Corporation was converted to 337,500 shares of AER Common Stock (post reverse split basis) in August, 2004, in accordance with the provisions of the July, 2001 Agreement between AFI Capital and the Company. Upon issuance of the shares, the Agreement was terminated and all parties released from any obligations arising therefrom.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
-------

Effective April 1, 2004, the Company completed a restructuring and changed its business focus to the energy industry, having disposed of all of its financial service related operations. Thus, any comparisons of results of operations and financial condition would be meaningless. However, the prior year's Management's Discussions are available in the Company's Form 10QSB for the quarterly period ended December 31, 2003.

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

Three And Nine Month's Ended December 31, 2004
----------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of December 31, 2003, the accumulation of debt to ARGUS had grown to a point where the Company could no longer service this outstanding debt given the downsizing of the Company that was the result of the reorganization and restructuring of the various AIH segment operations. Also during these years, and to the current date, the current President and Treasurer of the Company did not draw a salary, nor were any amounts accrued with respect thereto. With the completion of the Madisonville Project investment, and the joint venture with GulfWest Energy Inc. as discussed later, the Company had determined that the ability to generate long-term value for the common shareholders could be enhanced if the present Company operations, (AIH) were sold and the Company concentrated its growth efforts in the energy industry, focusing primarily on natural gas. In accordance with this business strategy, an agreement was entered into with ARGUS, subject to common shareholder approval, wherein the common shares of AIH would be exchanged for an assumption by ARGUS of all of the AIH liabilities (the "Exchange Transaction"). The Board of Directors engaged an investment banking firm (Morgan Stanley) to determine the fair market value of the AIH operations on a going concern basis. Morgan Stanley, through its SPARDATA affiliate, determined such value to be $345,000. On March 24, 2004, the Company received the requisite affirmative consent votes from the common shareholders to effect the Exchange Transaction. The Exchange Transaction was effective at the beginning of business on April 1, 2004. In the Exchange Transaction, ARGUS assumed $1,661,719 of liabilities, (including $1,308,858 of notes payable, substantially all of which carried a prime interest rate), resulting in a gain to the Company on the exchange of $1,569,476, which gain was reduced by $59,925 as a result of a final settlement of certain payables and certain additional costs related to the Exchange Transaction during the quarter ended December 31, 2004.

In the quarter ended December 31, 2004, the Company entered into two transactions which significantly impacted the Company-

GulfWest Energy Inc. Joint Venture

On July 21, 2004, the Company entered into a Letter of Intent, subject to the execution of definitive agreements, with GulfWest Energy Inc. ("GWEI") located in Houston, Texas, under which the Company and GWEI, through one or more Joint Venture LLCs, would develop certain oil and gas assets owned by GWEI in Grimes and Madison County, Texas. Certain of the Madison County reserves, if developed and produced, are expected to require treatment similar to that described in the Madisonville Project as discussed earlier under the April 30, 2003 Gateway Energy Corporation Agreement. On October 14, 2004, the Company, through its wholly owned subsidiary, Allen Drilling Acquisition Company ("ADAC"), became a member of a Texas LLC (Elgin Holdings, L.L.C.) (the "LLC") ("Elgin") with GWEI for the purpose of initially developing certain portions of the GWEI oil and gas asset bases in Madison County and Hardin County, Texas. Participation in the development of the Grimes County asset base by ADAC was deferred and will not be a part of this LLC. GWEI contributed certain assets valued at approximately $540,000, and the Company committed to provide up to $595,000 in initial capital funding to the LLC as provided for in the LLC's Regulations. As of December 31, 2004, the Company had funded $315,000. In March 2005, the Company funded an additional $170,000, leaving a balance of $110,000 remaining to be funded in fiscal year 2005. The capital funding is being raised by ADAC through a private placement of a new series (Series B) of participating preferred stock. The various agreement transaction requirements were completed on November 15, 2004. The Company owns 52.5% of the LLC, and holds two of the three manager positions, such positions filled by Charles A. Holtgraves and Larry J. Horbach, directors and officers of the Registrant

The initial capital funding was raised by ADAC through a private placement of 595 shares of a new series preferred stock. The Senior Series B Preferred Stock, Stated Value $1,000 per share provides, among other things, for a preferential dividend right based on the Company's proportionate interest in the operations and cash flow from Elgin, and a preferential liquidation right consisting of a proportionate share of the Company's Capital Account in Elgin.

Charles Holtgraves, Philip Holtgraves, Larry Horbach and Christopher Davis are directors of the Registrant. Charles Holtgraves, Philip Holtgraves and Mr. Horbach are officers of the Registrant. Entities in which these individuals either control or have an interest in, have subscribed for 577 of the 595 authorized shares.



The Company/Elgin and Gateway Energy Corporation Agreement

On November 15, 2004, the Company and Elgin entered into a LICENSE AGREEMENT (the "Agreement") with Gateway Energy Corporation and certain of its subsidiaries. The Agreement, provides, among other things, for the granting of a sublicense to the Company and Elgin to enable Elgin to treat the gas produced from the leasehold interests owned by Elgin in Madison County, Texas, which interests fall within a defined Area of Mutual Interest, ("AMI"). In addition, the Agreement provides that the Company and Elgin will dedicate the gas produced from its interests in the AMI to the Madisonville Project plant and will advance up to $91,250 to Gateway, $30,413 of which will represent a prepayment by the Company of the license and other fees due Advanced Extraction Technologies ("AET") for the processing of a minimum of 5,000 Mcf per day. The balance of the advance ($60,837) will be repaid by Gateway from Gateway's share of the initial project cash flows. This advance was completed in December 2004. The Agreement further grants to the Company or its designees, an option to participate pari passu with Gateway, subject to certain limitations, in future projects which require the treatment of natural gas containing high nitrogen, which projects utilize the AET license held by Gateway.


Operations
----------

The revenues for the three and nine months ended December 31, 2004 consisted of the interest and guaranteed return from the Madisonville Project. During the quarter and nine months ended December 31, 2004, the Company's wholly owned subsidiary (ADAC) accrued $33,750 and $101,250 respectively, the minimum guaranteed return, and received $23,582 and $80,653 respectively, in price upside payments. These payments were offset to the accrued minimum guaranteed return. During the quarter and nine months ended December 31, 2004, ADAC also accrued Series A Preferred Stock dividends payable of $22,500 and $67,534 respectively, representing 66-2/3% of such minimum guaranteed return and paid cash dividends of $7,011 and $31,965 respectively. The dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement became effective.

Operating income for the periods was $10,801 and $35,173 after general and administrative costs of $19,169 and $55,857 and interest of $3,780 and $11,228. Such general and administrative costs are not indicative of future operations as the sole three employees/officers of the Company (Charles Holtgraves, Philip Holtgraves and Larry Horbach) have waived current compensation in order to preserve cash flow for Company investment in on going projects. For such waiver of current compensation, these individuals have been given the right to invest on a pari-passu basis in these initial high risk capital projects along side the Company and other outside accredited investors. To date, entities in which these individuals either control or have an interest in, have provided a majority of all of the capital invested in the initial energy projects described above.

 During the three months ended June 30, 2004, the Company recognized a gain on the Exchange Transaction of $1,569,476. Such gain was the difference between the ARGUS obligations cancelled and the AIH operation's net assets (assets less liabilities assumed by ARGUS). During the quarter ended December 31, 2004, this gain was reduced by $59,925 as a result of a final settlement of certain payables and certain additional costs related to the Exchange Transaction.

                                     Part II

    Item 1.    Legal Proceedings
               None

    Item 2.    Changes in Securities
               103,000 shares of common stock were issued for $78,566 of services and payables.

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

                                            ADVANCED ENERGY RECOVERY, INC.
                                            (Registrant)

                                            /s/  Charles A. Holtgraves
                                            -----------------------------------
Dated:  June 14, 2005                            Charles A. Holtgraves
                                                 Chairman, President, and
                                                 Treasurer