Form 10KSB
period 2005-03-31
ADVANCED ENERGY RECOVERY, INC
filed 2005-08-22
CIK 823314

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended:                               Commission file number:
      March 31, 2005                                             0-19485

                         ADVANCED ENERGY RECOVERY, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


            DELAWARE                                     84-1069416
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                      5799 Broadmoor, Ste 750, Mission, KS         66218
                     --------------------------------------       --------
                    (Address of principal executive offices)     (Zip Code)

                    Issuer's telephone number (913) 535-1072

              Securities registered under Section 12(g) of the Act:
                               Title of Each Class
                               -------------------
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

     Issuer's revenues for the fiscal year ended March 31, 2005 were $144,884.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 31, 2005 and as of the date of filing this Annual Report was $0.

     State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2005--2,396,503.

     Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                       -----  -----

     Transactional Small Business Disclosure Format   Yes     No  X
                                                         -----  -----

                                TABLE OF CONTENTS
                                -----------------

ITEM                                                                        PAGE

Part I
------

         Item  1 -      Description of Business                               3

         Item  2 -      Description of Property                               8

         Item  3 -      Legal Proceedings                                     8

         Item  4 -      Submission of Matters to a Vote of Security Holders   8

Part II
-------

         Item  5 -      Market for Common Equity and Related Stockholder
                        Matters                                               9

         Item  6 -      Management's Discussion and Analysis or Plan of
                        Operation                                             9

         Item  7 -      Financial Statements                                  14


Part III
--------

         Item  9 -      Directors, Executive Officers, Promoters and
                        Control Persons; Compliance With Section 16(a)
                        Of The Exchange Act                                   37

         Item 10 -     Executive Compensation                                 38

         Item 11 -     Security Ownership of Certain Beneficial Owners
                         and Management                                       39

         Item 12 -     Certain Relationships and Related Transactions         40

Part IV
-------

         Item 13 -     Exhibits and Reports                                   41

Signatures                                                                    44
----------

Certification-Section 302

Certification-Section 906



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

History of the Company and Subsidiaries
---------------------------------------

Advanced Energy Recovery, Inc. (Formerly known as Advanced Financial, Inc.) (the
"Company" or "AER") is a Delaware corporation formed in September 1986. Advanced
Financial, Inc. operated in the financial services sector through March 31, 2004. The Company, through its two wholly owned subsidiaries, AIH Receivable
Management Services and AIH Early Recovery Systems ("AIH"), collected debts for others for a fee and purchased charged-off credit card debt to collect at a profit from debtors located throughout the United States. Through AIH, the Company was also engaged in the business of collecting nonperforming receivables on behalf of third parties. During the year 2004, the Company changed its focus and growth efforts to the energy industry with its primary emphasis on natural gas and entered into various agreements to dispose of the AIH operations.

Advanced Energy Recovery, Inc., currently owns 100% of Allen Drilling
Acquisition Company ("ADAC"). In addition, as of October 14, 2004, through ADAC, the Company owns 52.5% of Elgin Holdings, LLC ("Elgin"). ADAC and Elgin are engaged in operations in the energy industry.

The AIH operations resulted in significant losses through the fiscal year ending
March 31, 2004 despite the efforts by the Company to restructure and reorganize various AIH segment operations. These losses were funded by a related entity, ARGUS.

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


The consolidated operations for the fiscal year ended March 31, 2004 included amounts with respect to the Company's wholly owned subsidiary's , (ADAC) participation in the Madisonville Project, later described herein. For the fiscal year then ended, ADAC reported net income of $105,616.

As set forth in the summarized results of operations above, the Company had accumulated significant losses since its emergence from a Chapter XI filing in 1999. As of December 31, 2003, the accumulation of debt to ARGUS had grown to a point where the Company could no longer service this outstanding debt given the downsizing of the Company that was the result of the reorganization and restructuring of the various AIH segment operations. Also during these years, and to the current date, the current President and Treasurer of the Company did not draw a salary, nor were any amounts accrued with respect thereto. As discussed later, under Change In Business Strategy, with the Madisonville
Project investment, and the joint venture with GulfWest Energy Inc., the Company had determined during the 2004 fiscal year that the ability to generate long-term value for the common shareholders could be enhanced if the Company's

                                       3

AIH operations were sold and the Company concentrated its growth efforts in the energy industry focusing primarily on natural gas. In accordance with this business strategy, an agreement was entered into with ARGUS, subject to common shareholder approval, wherein the common shares of AIH would be exchanged for an assumption by ARGUS of all of the AIH liabilities (the "Exchange Transaction"). The Board of Directors engaged an investment banking firm (Morgan Stanley) to determine the fair market value of the AIH operations on a going concern basis. Morgan Stanley, through its SPARDATA affiliate, determined such value to be $345,000.

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

2. To obtain Stockholders' consent to an exchange of 100% of the outstanding stock of AIH for an assumption by the primary secured lender of the Company of all of the AIH liabilities.

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

The Exchange Transaction was completed in August of 2004, but was effective as of 12:01 AM April 1, 2004.

Change In Business Strategy
---------------------------

AFi Capital Corporation  Agreement

In July, 2001, the Company entered into a four year Agreement with AFI Capital Corporation ("Capital") a Nebraska corporation. Pursuant to the Agreement, Capital provided financial, acquisition, and general public company business consulting services in other than the financial services industry. Compensation for such services was based on a "successful efforts" basis and primarily consisted of the Company's common equity and cash performance fees as earned. At March 31, 2004, $52,815 was due to Capital under the compensation portion of the Agreement. This amount was converted to 337,500 shares of Common Stock (post reverse split basis) in August, 2004 in accordance with the provisions of the Agreement. Upon issuance of the shares, the Agreement was terminated and all parties released from any obligations arising there from.

Gateway Energy Corporation  Agreement

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

Mr. Holtgraves is currently a director of Gateway. Mr. Horbach, who was a director of Gateway for several years, resigned his directorship on August 27, 2004. Mr. Davis has no affiliation with Gateway. Mr. Holtgraves owns 14.65% of an entity that owns 55.56% of the ADAC Series A Preferred Stock. Mr. Davis serves as the Trustee of the Davis Investment Management Trust for the Davis Investments VI LP, which LP owns 44.44% of the ADAC Series A Preferred Stock. Mr. Horbach owns no ADAC common stock or Series A Preferred Stock.

GulfWest Energy Inc. Joint Venture

On July 21, 2004, the Company entered into a Letter of Intent, subject to the execution of definitive agreements, with GulfWest Energy Inc. ("GWEI") located in Houston, Texas, under which the Company and GWEI, through one or more Joint Venture LLCs, would develop certain oil and gas assets owned by GWEI in Grimes and Madison County, Texas. Certain of the Madison County reserves, if developed and produced, are expected to require treatment similar to that as earlier described in the Madisonville Project. On October 14, 2004, the Company, through ADAC, became a member of a Texas LLC (Elgin Holdings, LLC) (the "LLC") ("Elgin") with GWEI for the purpose of initially developing certain portions of the GWEI oil and gas asset bases in Madison County and Hardin County, Texas. Participation in the development of the Grimes County asset base by ADAC was deferred and will not be a part of this LLC. GWEI contributed certain assets valued at approximately $540,000, and the Company committed to provide up to $595,000 in initial capital funding to the LLC as provided for in the LLC's Regulations. In December 2004 the Company funded $315,000. In March 2005, the Company funded an additional $170,000, leaving a balance of $110,000 remaining to be funded in fiscal year 2005. The capital funding is being raised by ADAC through a private placement of a new series (Series B) of participating preferred stock. The various agreement transaction requirements were completed on November 15, 2004. The Company owns 52.5% of the LLC, and holds two of the three manager positions, such positions filled by Charles A. Holtgraves and Larry J. Horbach, directors and officers of the Registrant.

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


AER/Elgin and Gateway Energy Corporation Agreement

     On November 15, 2004, AER and Elgin entered into a LICENSE AGREEMENT (the "Agreement") with Gateway Energy Corporation and certain of its subsidiaries. The Agreement, provides, among other things, for the granting of a sublicense to AER and Elgin to enable Elgin to treat the gas produced from the leasehold interests owned by Elgin in Madison County, Texas, which interests fall within a defined Area of Mutual Interest, ("AMI"). The AMI is described in certain agreements with respect to the "The Gateway Energy/Madisonville Project Agreement" discussed above. In addition, the Agreement provides that AER and Elgin will dedicate the gas produced from its interests in the AMI to the Madisonville Project plant and will advance up to $91,250 to Gateway, $30,413 of which will represent a prepayment by the Company of the license and other fees due Advanced Extraction Technologies ("AET") for the processing of a minimum of 5,000 Mcf per day. The balance of the advance ($60,837) will be repaid by Gateway from Gateway's share of the initial project cash flows. The funds were advanced in December 2004. The Agreement further grants to AER or its designees, an option to participate pari passu with Gateway, subject to certain limitations, interests in future projects which require the treatment of natural gas containing high nitrogen, which projects utilize the AET license held by Gateway.

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



Nature of the Business Conducted By the Company through March 31, 2004
----------------------------------------------------------------------

The following information is provided in order to provide a historical perspective of the Company's operations since emergence from its Chapter XI filing and executive management's operating strategy. It should be noted, however, that the following business discussions relate to the AIH operations that were included in the Exchange Transaction.

Delinquent Debt Recovery
------------------------

The majority of the Company's revenue was derived from the collection of delinquent accounts receivable for AIH's clients. AIH provided its services to clients that included various health care providers, financial institutions, and retail firms. All of AIH's clients were based in the states of Kansas and Missouri with the majority located in the Kansas City metro area. AIH earned a 25%-50% contingency fee depending on the size, age, and AIH's assessment of the collectability of the accounts placed for collection.

Litigation Management
---------------------

The Company realized that to provide effective and thorough receivable management services to clients, it needed to establish other services and systems to support its core operations. At times the Company recommended to its clients the need to take legal action to increase the probability of recovery of an account receivable. The Company made this recommendation on accounts with verified assets and significant balances. AIH had in place a department to manage all aspects of the litigation. AIH worked closely with a Kansas City law firm in preparing and filing legal actions on collection accounts and enforcement of judgments. Once a judgment was entered, AIH pursued the collection of the judgment by filing liens on the debtor's assets and the garnishment of wages as applicable. Litigation management services were also available to all of the AIH's clients.

Consumer Receivables
--------------------

The Company, through AIH and RMS acquired portfolios of charged off consumer debt and then collected on same for its own account.

Customers
---------

AIH generally had a broad and well-diversified client base that includes hospitals, medical groups, laboratories, convalescent homes, banks, and credit unions. Although, AIH had several customers and the loss of any one of these customers could have a material adverse effect on operations, no customer comprises more than 10% of the Company's consolidated revenues.

Markets and Competition
-----------------------

AIH maintained a full-time sales representative that continuously solicits business by pursuing leads from existing clients, multiple business and commerce directories, and promotional material.

Regulation
----------

The AIH operations were regulated by the Fair Debt Collection Practice Act (FDCPA) and the Telephone Consumer Protection Act (TCPA), which are enforced by the Federal Trade Commission (FTC).

Employees
---------

As of March 31, 2005, the Company and its subsidiaries had 3 employees, none of whom received any compensation during the year.



ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

Property, Plant and Equipment
-----------------------------

All property, furniture, and equipment as of March 31, 2004 was owned by AIH and accordingly included in the Exchange Transaction. At March 31, 2005, property, plant and equipment, all of which is held in Elgin, consists of approximately $481,000 related to pipeline and natural gas treating facilities located in Hardin County, Texas, and $530,000 of acreage and related costs for oil and gas properties located in Madison County, Texas. In addition Elgin has lease prepayments of approximately $27,000.

Corporate Property
------------------

In addition to the operating properties described above, the Company leases office space and certain office equipment in its corporate office located at 5799 Broadmoor, Ste 750, Mission, KS.



ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Company is not involved in any lawsuits as of March 31, 2005.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

The Company's common stock is traded on the OTC Pink Sheets under the symbol AVFI. The following table sets forth the high and low prices for the common stock as reported on the Pink Sheets for the four quarters of fiscal 2004 and 2005. The prices do not include retail mark-ups, markdowns, or other fees or commissions, and may not represent actual transactions.

              2004                          High                  Low
----------------------------------   -------------------    -------------------
Quarter ended June 30, 2003                 $0.04                 $.01
Quarter ended September 30, 2003       No transactions        No transactions
Quarter ended December 31, 2003        No transactions        No transactions
Quarter ended March 31, 2004           No transactions        No transactions

              2005                          High                  Low
----------------------------------   -------------------    -------------------
Quarter ended June 30, 2004            No transactions        No transactions
Quarter ended September 30, 2004       No transactions        No transactions
Quarter ended December 31, 2004        No transactions        No transactions
Quarter ended March 31, 2005           No transactions        No transactions



At March 31, 2005, and as of the date of filing this Annual Report, no active market existed for the Company's common stock. On such date, 325 holders of record held the Company's common stock.

At March 31, 2005, and as of the date of filing this Annual Report, the Company had not paid any cash dividends on its common stock. The Company was not subject to any restrictive covenants or agreements, which limit its ability to pay dividends. The Company has no plans to pay cash dividends on its common stock in the near future.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

GENERAL
-------

Effective April 1, 2004, the Company completed a restructuring and changed its business focus to the energy industry, having disposed of all of its financial service related operations. Thus, any comparisons of results of operations and financial condition would be meaningless. However, the prior year's Management's Discussions are available in the Company's Form 10KSB for the year ended March 31, 2004.

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

RESULTS OF OPERATIONS
---------------------

Year Ended March 31, 2005
-------------------------

Liquidity and Capital Resources
-------------------------------

As of December 31, 2003, the accumulation of debt to ARGUS had grown to a point where the Company could no longer service this outstanding debt given the downsizing of the Company that was the result of the reorganization and restructuring of the various AIH segment operations. Also during these years, and to the current date, the current President and Treasurer of the Company did not draw a salary, nor were any amounts accrued with respect thereto. With the Madisonville Project investment, and the joint venture with GulfWest Energy Inc. as discussed later, the Company had determined that the ability to generate long-term value for the common shareholders could be enhanced if the present Company operations, (AIH) were sold and the Company concentrated its growth efforts in the energy industry, focusing primarily on natural gas. In accordance with this business strategy, an agreement was entered into with ARGUS, subject to common shareholder approval, wherein the common shares of AIH would be exchanged for an assumption by ARGUS of all of the AIH liabilities (the "Exchange Transaction"). The Board of Directors engaged an investment banking firm (Morgan Stanley) to determine the fair market value of the AIH operations on a going concern basis. Morgan Stanley, through its SPARDATA affiliate, determined such value to be $345,000. On March 24, 2004, the Company received the requisite affirmative consent votes from the common shareholders to effect the Exchange Transaction. The Exchange Transaction was completed in August of 2004, but was effective as of 12:01 AM April 1, 2004. In the Exchange Transaction, ARGUS assumed $1,661,719 of liabilities, (including $1,308,858 of notes payable, substantially all of which carried a prime interest rate), resulting in a gain to the Company on the exchange of $1,569,476, which gain was reduced by $59,426 as a result of a final settlement of certain payables and certain additional costs related to the Exchange Transaction during the quarter ended December 31, 2004.

In the quarter ended December 31, 2004, the Company entered into two transactions which significantly impacted the Company-

GulfWest Energy Inc. Joint Venture

On July 21, 2004, the Company entered into a Letter of Intent, subject to the execution of definitive agreements, with GulfWest Energy Inc. ("GWEI") located in Houston, Texas, under which the Company and GWEI, through one or more Joint Venture LLCs, would develop certain oil and gas assets owned by GWEI in Grimes and Madison County, Texas. Certain of the Madison County reserves, if developed and produced, are expected to require treatment similar to that described in the Madisonville Project as discussed earlier under the April 30, 2003 Gateway Energy Corporation Agreement. On October 14, 2004, the Company, through its wholly owned subsidiary, Allen Drilling Acquisition Company ("ADAC"), became a member of a Texas LLC (Elgin Holdings, L.L.C.) (the "LLC") ("Elgin") with GWEI for the purpose of initially developing certain portions of the GWEI oil and gas asset bases in Madison County and Hardin County, Texas. Participation in the development of the Grimes County asset base, if any, by ADAC was deferred and will not be a part of this LLC. GWEI contributed certain assets valued at approximately $540,000, and the Company committed to provide up to $595,000 in initial capital funding to the LLC as provided for in the LLC's Regulations. In December, 2004, the Company funded $315,000. In March 2005, the Company funded an additional $170,000, leaving a balance of $110,000 remaining to be funded in fiscal year 2005. The capital funding is being raised by ADAC through a private placement of a new series (Series B) of participating preferred stock. The various agreement transaction requirements were completed on November 15, 2004. The Company owns 52.5% of the LLC, and holds two of the three manager positions, such positions filled by Charles A. Holtgraves and Larry J. Horbach, directors and officers of the Registrant

The initial capital funding was raised by ADAC through a private placement of 595 shares of a new series preferred stock. The Senior Series B Preferred Stock, Stated Value $1,000 per share provides, among other things, for a preferential dividend right based on the Company's proportionate interest in the operations and cash flow from Elgin, and a preferential liquidation right consisting of a proportionate share of the Company's Capital Account in Elgin.

Charles Holtgraves, Philip Holtgraves, Larry Horbach and Christopher Davis are directors of the Registrant. Charles Holtgraves, Philip Holtgraves and Mr. Horbach are officers of the Registrant. Entities in which these individuals either control or have an interest in, have subscribed for 577 of the 595 authorized shares.


The Company/Elgin and Gateway Energy Corporation Agreement

On November 15, 2004, the Company and Elgin entered into a LICENSE AGREEMENT (the "Agreement") with Gateway Energy Corporation and certain of its subsidiaries. The Agreement, provides, among other things, for the granting of a sublicense to the Company and Elgin to enable Elgin to treat the gas produced from the leasehold interests owned by Elgin in Madison County, Texas, which interests fall within a defined Area of Mutual Interest, ("AMI"). In addition, the Agreement provides that the Company and Elgin will dedicate the gas produced from its interests in the AMI to the Madisonville Project plant and will advance up to $91,250 to Gateway, $30,413 of which will represent a prepayment by the Company of the license and other fees due Advanced Extraction Technologies ("AET") for the processing of a minimum of 5,000 Mcf per day. The balance of the advance ($60,837) will be repaid by Gateway from Gateway's share of the initial project cash flows. This advance was completed in December 2004. The funds needed to meet the terms and conditions of the License Agreement were obtained from a bank term loan, which loan was guaranteed by two officers and directors of the Company, (Horbach and Holtgraves). The Agreement further grants to the Company or its designees, an option to participate pari passu with Gateway, subject to certain limitations, interests in future projects which require the treatment of natural gas containing high nitrogen, which projects utilize the AET license held by Gateway.


Operations
----------

The revenues for the year ended March 31, 2005 consisted of the interest and guaranteed return from the Madisonville Project and a nominal amount of revenue from sales of gas from the testing of the Saratoga project which project was deemed in service in late March of 2005. During the year ended March 31, 2005, the Company's wholly owned subsidiary (ADAC) accrued $135,000, the minimum guaranteed return, and received $134,190, in price upside payments. These payments were offset to the accrued minimum guaranteed return. During the year ended March 31, 2005, ADAC also accrued Series A Preferred Stock dividends payable of $90,000 representing 66-2/3% of such minimum guaranteed return and paid cash dividends of $44,321. The dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement became effective.

Operating income for the year was $31,290 after operating and general and administrative costs of $96,316 and interest of $17,278. Such general and administrative costs are not indicative of future operations as the sole three employees/officers of the Company (Charles Holtgraves, Philip Holtgraves and Larry Horbach) have waived current compensation in order to preserve cash flow for Company investment in on going projects. For such waiver of current compensation, these individuals have been given the right to invest on a pari-passu basis in these initial high risk capital projects along side the Company and other outside accredited investors. To date, entities in which these individuals either control or have an interest in, have provided a majority of all of the capital invested in the initial energy projects described above.

During the three months ended June 30, 2004, the Company recognized a gain on the Exchange Transaction of $1,569,476. Such gain was the difference between the ARGUS obligations cancelled and the AIH operation's net assets (assets less liabilities assumed by ARGUS). During the quarter ended December 31, 2004, this gain was reduced by $59,426 as a result of a final settlement of certain payables and certain additional costs related to the Exchange Transaction resulting in a final reported gain of $1,510,050.

SUBSEQUENT EVENT

On July 26, 2005, ADAC executed an "Amendment To Agreement" (the "Amendment"), which Amendment modified certain provisions of the March 6, 2003, agreement between ADAC and Gateway Energy Corporation as related to the Madisonville Project Pipeline Facilities. The Amendment was necessary to enable Gateway to sell certain of the Pipeline Facilities. The Amendment provides among other things for; (a) a waiver of the notification by ADAC of it's election to pay off the $900,000 Term Note and exercise of the Equity Participation Option; (b) receipt by ADAC of certain consideration pursuant to a May 7, 2004 amendment to the 2003 agreement, and; (c) the transfer to a newly formed LLC, which LLC will be owned by ADAC (33.33%) and by Gateway (66.67%), of the 10" Transportation System along with certain ancillary equipment, and a Transportation Agreement between Gateway and the purchaser of the Pipeline Facilities. The transactions are required to be closed and funded by August 31, 2005.




ACCOUNTING PRONOUNCEMENTS AND
-----------------------------
RECENT REGULATORY DEVELOPMENTS
------------------------------

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

In January 2003, the SEC adopted rules implementing Sections 406 and 407 of the Act. Section 406 of the Act requires public companies to annually disclose whether the company has adopted a code of ethics for its principal executive and financial officers, and if it has not, to explain why it has not. Additionally, the rules will require disclosure on a Form 8-K filing any amendments to or waivers from the code of ethics relating to those officers. Section 407 of the Act required public companies to disclose annually whether it has at least one "audit committee financial expert", as defined in the rules, on the Company's audit committee, and if so, the name of the audit committee financial expert and whether the expert is independent of management. A company that does not have an audit committee financial expert will be required to disclose this fact and explain why it has no such expert. Both rules are effective for small business issuers' annual reports for fiscal years ending on or after December 15, 2003. As of March 31, 2005, because of its recent restructuring and small size of the Board, the Company did not have on its Board of Directors a member who could meet the qualifications as defined in the rules for serving on an audit committee, or a member who could meet the qualifications of an audit committee financial expert..

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

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

Financial statements for the years ended March 31, 2005 and March 31, 2004 are presented on the following pages.

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS
                                       AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                         ADVANCED ENERGY RECOVERY, INC.
                                AND SUBSIDIARIES


                             March 31, 2005 and 2004

             Report of Independent Registered Public Accounting Firm



Stockholders and Directors
Advanced Energy Recovery, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Advanced Energy Recovery, Inc. and Subsidiaries as of March 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standard of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Energy Recovery, Inc. and Subsidiaries as of March 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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




/s/   Weaver & Martin, LLC
----------------------------------
      Weaver & Martin, LLC
      Kansas City,   Missouri
      August 10, 2005

                              THIS PAGE LEFT BLANK
                              --------------------

                              THIS PAGE LEFT BLANK
                              --------------------



                        ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS



                                                                     March 31,     March 31,
                                                                       2005          2004

Cash                                                               $    81,787    $      --
Collection fees ($35,493) and finance receivables ($12,621)               --           48,114
Accrued interest receivable                                            157,742         96,095
Other receivables                                                       13,015           --
Prepaid expenses and other                                              70,413         17,813
                                                                   -----------    -----------
       Current Assets                                                  322,957        162,022
Property, plant and equipment, net                                   1,008,887         36,063
Customer lists, net of amortization of $217,236 in 2004                   --          134,612
Deferred project costs and prepaid lease                                52,458           --
                                                                   -----------    -----------
    Total  Assets                                                  $ 1,384,302    $   332,697
                                                                   ===========    ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
  Accounts payable                                                 $   175,648    $    35,622
  Checks issued in excess of cash balances                                --          112,489
  Accrued expenses                                                     157,375        361,120
  Accounts payable - related parties                                     7,725         52,815
  Notes payable                                                        366,400      1,594,658
  Dividends accrued-preferred stock of subsidiary                      123,108         77,403
                                                                   -----------    -----------
    Current Liabilities                                                830,256      2,234,107
                                                                   -----------    -----------
Commitments and Contingencies-
   Minority interest                                                   536,148           --
                                                                   -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred Stocks of Subsidiary-
    Series A, $10.00 Par Value;
     900 shares authorized, 900 shares issued and outstanding            9,000          9,000
        Paid in capital, Series A Preferred Stock                      891,000        891,000
        Subscriptions receivable, Series A Preferred Stock            (900,000)      (900,000)
                                                                   -----------    -----------
                                                                          --             --
                                                                   -----------    -----------
    Series B, $10.00 Par Value;
      595 shares authorized, 387.2 shares issued and outstanding         5,950           --
         Paid in capital, Series A Preferred Stock                     589,050           --
        Subscriptions receivable, Series B Preferred Stock            (207,784)          --
                                                                   -----------    -----------
                                                                       387,216           --
                                                                   -----------    -----------
  Preferred stock, Series B, $.005 par value; 1,000,000
    shares authorized, none issued and outstanding                        --             --
                                                                   -----------    -----------

  Common stock, $.003 par value; 10,000,000 shares
    authorized, 2,396,503 and 1,955,379  issued an outstanding           7,189          5,866
  Paid-in capital                                                    1,330,503      1,253,261
  Accumulated deficit                                               (1,707,010)    (3,160,537)
                                                                   -----------    -----------
                                                                      (369,318)    (1,901,410)
                                                                   -----------    -----------
    Total Stockholders' Equity                                          17,898     (1,901,410)
                                                                   -----------    -----------
                                                                   $ 1,384,302    $   332,697
                                                                   ===========    ===========


               The accompanying notes are an integral part of these statements.

                                              19

                 ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Year ended     Year ended
                                                      March 31,      March 31,
                                                        2005           2004
                                                     -----------    -----------
REVENUES
  Collection, servicing, and other fees              $         0    $   823,762
  Other                                                    9,884         29,031
  Interest and guaranteed return                         135,000        135,026

                                                     -----------    -----------
     Total Revenues                                      144,884        987,819
                                                     -----------    -----------

EXPENSES
  Operating expenses, including general and
    administrative costs                                  94,583      1,162,323
  Interest                                                17,278         72,299
  Depreciation and amortization                            1,733         36,455
  Impairment charge                                            0         90,000
                                                     -----------    -----------
     Total Expenses                                      113,594      1,361,077
                                                     -----------    -----------

OPERATING  INCOME (LOSS)                                  31,290       (373,258)

   Gain on Exchange Transaction                        1,510,050              0

                                                     -----------    -----------
INCOME  (LOSS) BEFORE INCOME TAXES                     1,541,340       (373,258)
  AND MINORITY INTEREST

   Income taxes                                                0              0

   Minority interest                                       2,187              0

                                                     -----------    -----------
  NET INCOME (LOSS)                                    1,543,527       (373,258)

  Subsidiary preferred stock dividends accrued           (90,000)       (90,000)
                                                     -----------    -----------

  EARNINGS (LOSS) FOR COMMON STOCK                   $ 1,453,527    $  (463,258)
                                                     ===========    ===========

Weighted-average shares outstanding                    2,260,004      1,955,379
                                                     ===========    ===========

 Earnings (Loss) Per Common Share                    $      0.64    $     (0.24)
                                                     ===========    ===========


         The accompanying notes are an integral part of this statement.



                                   ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                               Subsidiary Preferred Stock
                                  Series          Series      Common        Paid-in     Accumulated
                                    A               B         stock         capital       deficit          Total
                              -----------    -----------    -----------   -----------   -----------    -----------
Balance, March 31, 2003       $         0    $         0    $     5,866   $ 1,253,261   $(2,697,279)   $(1,438,152)

Net loss for the year ended
    March 31, 2004                   --             --             --            --        (373,258)      (373,258)


900 shares authorized             900,000           --             --            --            --          900,000
Subscriptions outstanding        (900,000)          --             --            --            --         (900,000)

Subsidiary preferred stock
 dividends accrued                   --             --             --            --         (90,000)       (90,000)

                              -----------    -----------    -----------   -----------   -----------    -----------
Balance, March 31, 2004                 0              0          5,866     1,253,261    (3,160,537)    (1,901,410)

Net income for year ended
    March 31, 2005                   --             --             --            --       1,543,527      1,543,527

595 shares authorized                --          595,000           --            --            --          595,000
Subscriptions outstanding            --         (207,784)          --            --            --         (207,784)

Issuance of common stock             --             --            1,323        77,242          --           78,565

Subsidiary preferred stock
    dividends accrued                --             --             --            --         (90,000)       (90,000)
                              -----------    -----------    -----------   -----------   -----------    -----------
Balance, March 31, 2005       $         0    $   387,216    $     7,189   $ 1,330,503   $(1,707,010)   $    17,898
                              ===========    ===========    ===========   ===========   ===========    ===========


                           The accompanying notes are an integral part of this statement.

                                                         21



                       ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Year ended    Year ended
                                                                   March 31,     March 31,
                                                                     2005           2004
                                                                 -----------    -----------
Cash flows from operating activities
  Net income ( loss)                                             $ 1,543,527    $  (373,258)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                      1,733         36,455
     Impairment charge                                                  --           90,000
    Common stock issued for services                                  25,750           --
    Gain on Exchange Transaction                                  (1,569,476)          --
    Changes in assets and liabilities-
        Collection fees receivable                                      --           11,626
        Accrued interest receivable                                 (195,837)       (96,095)
        Other receivables                                            (13,015)          --
        Other assets                                                 (45,277)          (222)
        Accounts payable and accrued expenses                        296,868         39,259
                                                                 -----------    -----------
           Net cash used in operating activities                      44,273       (292,235)
                                                                 -----------    -----------

Cash flows from investing activities
  Collections applied to finance receivables                            --           18,375
  Project price upside payments received                             134,190           --
  Acquisitions of property, plant, and equipment                  (1,010,620)          --
  Minority interest contributions                                    536,148           --
  Deferred project costs and other                                   (52,432)          --
                                                                 -----------    -----------
           Net cash provided by (used in) investing activities      (392,714)        18,375
                                                                 -----------    -----------

Cash flows from financing activities
  Change in checks issued in excess of cash balances                   6,733        112,489
  Issuance of subsidiary preferred stock                             387,216           --
  Advances from related party,net                                       --         (442,971)
  Subsidary preferred stock dividends paid                           (44,321)       (12,597)
  Payments on notes payable                                          (20,850)          --
  Proceeds from notes payable                                        101,450        574,743
                                                                 -----------    -----------
           Net cash provided by financing activities                 430,228        231,664
                                                                 -----------    -----------

Net increase (decrease) in cash                                       81,787        (42,196)
Cash, beginning of year                                                 --           42,196
                                                                 -----------    -----------
Cash, end of year                                                $    81,787    $      --
                                                                 ===========    ===========
Supplementary disclosures of cash flow information
  Cash paid for interest                                         $      --      $    23,393
                                                                 ===========    ===========
  Common stock issued for services                               $    25,750    $      --
                                                                 ===========    ===========
  Common stock issued for liabilities                            $    52,816    $      --
                                                                 ===========    ===========


              The accompanying notes are an integral part of these statements.

                                             22

                 Advanced Energy Recovery, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

1.   Organization and Principles of Consolidation

Advanced Energy Recovery, Inc. (Formerly known as Advanced Financial, Inc.) (the "Company" or "AER") is a Delaware corporation formed in September 1986. Advanced Financial, Inc. operated in the financial services sector through March 31, 2004. Through its two wholly owned subsidiaries, AIH Receivable Management Services and AIH Early Recovery Systems ("AIH"), the Company collected debts for others for a fee and purchased charged-off credit card debt to collect at a profit from debtors located throughout the United States. Through AIH, the Company was also engaged in the business of collecting nonperforming receivables on behalf of third parties. During the year 2004, the Company changed its focus and growth efforts to the energy industry with its primary emphasis on natural gas.

Advanced Energy Recovery, Inc., currently owns 100% of Allen Drilling Acquisition Company ("ADAC"). In addition, as of October 14, 2004, through ADAC, the Company owns 52.5% of Elgin Holdings, LLC ("Elgin"). ADAC and Elgin are engaged in operations in the energy industry.

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

2.   The Exchange Transaction

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

                                       24

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

3.   Finance Receivables and Revenue Recognition

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

4.   Property, Plant  and Equipment

At March 31, 2005, property, plant and equipment, all of which is held in Elgin, consisted of approximately $481,000 related to a pipeline and natural gas treating facilities located in Hardin County, Texas, and $530,000 of acreage and related costs for oil and gas properties located in Madison County, Texas. The properties are stated at cost in the case of assets acquired within Elgin and at fair market value in the case of assets contributed to Elgin by the members.

Property and Equipment
----------------------
All property, furniture, and equipment as of March 31, 2004 was owned by AIH and accordingly included in the Exchange Transaction and the determination of the gain thereon. Depreciation is provided on pipelines and treating facilities using the straight-line method over an estimated useful life of 10 years.

Oil And Gas Properties
----------------------
The Company has elected to use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells, will be capitalized. Costs to drill exploratory wells that do not find proved reserves, and geological and geophysical costs will be expensed. As the Company acquires significant oil and gas properties, any unproved property that is considered individually significant will be periodically assessed for impairment of value, and a loss will be recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties and support equipment, after considering estimated dismantlement and abandonment costs and salvage values, will be depreciated and depleted by the unit-of-production method. In the event of the sale of an entire interest in an unproved property, the gain or loss on the sale will be recognized, taking into consideration the amount of any recorded impairment if the property has been assessed individually. In the case of a sale of a partial interest in a proved property, the gain or loss will be recognized, based upon the fair values of the interests sold and retained.

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

8.   Customer Lists

Intangible assets at March 31, 2004 consisted of customer lists obtained in acquisitions. During the year ended March 31, 2004, the Company estimated that the value and future benefits of certain of these customer lists, based on discounted cash flow, indicated that the cost should be reduced. Accordingly, an impairment charge of $90,000 was recorded. At March 31, 2005, the Company no longer has any intangible assets.

9.    Accounting Pronouncements and Recent Regulatory Developments

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


NOTE B - GOING CONCERN

At March 31, 2005, the Company's financial statements were subject to "Going Concern" issues, and the consolidated financial statements with respect thereto were prepared on going concern basis, which contemplated the Company's continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. Those statements, however, did not reflect adjustments that might result if the Company were unable to continue as a going concern. To address those issues, early in fiscal year 2004, management of the Company developed a plan to restructure the Company and to change its focus and business strategy as later described herein. The plan was implemented throughout the year, and culminated in the Exchange Transaction in August 2004, which transaction was effective on April 1, 2004.


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

During the year ended March 31, 2005, the Company's wholly owned subsidiary
(ADAC) accrued $135,000, the minimum guaranteed return and received $134,190 in price upside payments. These payments were offset to the accrued minimum guaranteed return. During the year ADAC also accrued Series Preferred Stock dividends payable of $90,000, representing 66-2/3% of such minimum guaranteed return and paid cash dividends of $44,321. The dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement became effective.

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

Mr. Holtgraves is currently a director of Gateway. Mr. Horbach, who was a director of Gateway for several years, resigned his directorship on August 27, 2004. Mr. Davis has no affiliation with Gateway. Mr. Holtgraves owns 14.65% of an entity that owns 55.56% of the ADAC Series A Preferred Stock. Mr. Davis serves as the Trustee of the Davis Investment Management Trust for the Davis Investments VI LP, which LP owns 44.44% of the ADAC Series A Preferred Stock. Mr. Horbach owns no ADAC common stock or Series A Preferred Stock.

GulfWest Energy Inc. Joint Venture

On July 21, 2004, the Company entered into a Letter of Intent, subject to the execution of definitive agreements, with GulfWest Energy Inc. ("GWEI") located in Houston, Texas, under which the Company and GWEI, through one or more Joint Venture LLCs, would develop certain oil and gas assets owned by GWEI in Grimes and Madison County, Texas. Certain of the Madison County reserves, if developed and produced, are expected to require treatment similar to that as earlier described in the Madisonville Project. On October 14, 2004, the Company, through ADAC, became a member of a Texas LLC (Elgin Holdings, LLC) (the "LLC") ("Elgin") with GWEI for the purpose of initially developing certain portions of the GWEI oil and gas asset bases in Madison County and Hardin County, Texas. Participation in the development of the Grimes County asset base by ADAC was deferred and will not be a part of this LLC. GWEI contributed certain assets valued at approximately $540,000, and the Company committed to provide up to $595,000 in initial capital funding to the LLC as provided for in the LLC's Regulations. In December 2004 the Company funded $315,000. In March 2005, the Company funded an additional $170,000, leaving a balance of $110,000 remaining to be funded in fiscal year 2005. The capital funding is being raised by ADAC through a private placement of a new series (Series B) of participating preferred stock. The various agreement transaction requirements were completed on November 15, 2004. The Company owns 52.5% of the LLC, and holds two of the three manager positions, such positions filled by Charles A. Holtgraves and Larry J. Horbach, directors and officers of the Registrant.

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

AER/Elgin and Gateway Energy Corporation Agreement

On November 15, 2004, AER and Elgin entered into a LICENSE AGREEMENT (the "Agreement") with Gateway Energy Corporation and certain of its subsidiaries. The Agreement, provides, among other things, for the granting of a sublicense to AER and Elgin to enable Elgin to treat the gas produced from the leasehold interests owned by Elgin in Madison County, Texas, which interests fall within a defined Area of Mutual Interest, ("AMI"). The AMI is described in certain agreements with respect to the "The Gateway Energy/Madisonville Project Agreement" discussed above. In addition, the Agreement provides that AER and Elgin will dedicate the gas produced from its interests in the AMI to the Madisonville Project plant and will advance up to $91,250 to Gateway, $30,413 of which will represent a prepayment by the Company of the license and other fees due Advanced Extraction Technologies ("AET") for the processing of a minimum of 5,000 Mcf per day. The balance of the advance ($60,837) will be repaid by Gateway from Gateway's share of the initial project cash flows. The funds were advanced in December 2004. The Agreement further grants to AER or its designees, an option to participate pari passu with Gateway, subject to certain limitations, interests in future projects which require the treatment of natural gas containing high nitrogen, which projects utilize the AET license held by Gateway.

NOTE D - FINANCE RECEIVABLES
AIH purchased defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the year ended March 31, 2004. (The finance receivables were included in the Exchange Transaction) :


                                                                         2004
                                                                       --------
Beginning balance, acquisition                                         $ 30,996

Purchase of finance receivables                                               0
Collections applied to principal on finance
  receivables                                                           (18,375)
                                                                       --------
Balance, March 31, 2004,  included in Exchange Transaction             $ 12,621
                                                                       ========


To the extent that the carrying amount of a pool of receivables exceeded its fair value, a valuation allowance would be recognized in the amount of such impairment. As of March 31, 2004, no provision for loss had been recorded.


NOTE E - NOTES PAYABLE

The following summarizes the Company's notes payable at:
                                                         March  31      March 31
                                                           2004           2005
                                                           ----           ----
Borrowings under a  line of credit
  from ARGUS, interest at prime, secured
  by substantially all of the Company's assets           $1,442,618         -

Due ARGUS, interest at prime, due on demand,
  secured  by substantially all of the assets of AER           -         199,950

Due to two officers and directors of the Company,
  under an assignment by AFI Capital Corporation,
  interest at 8%, unsecured, due on demand                     -          75,000

Due AFI Capital Corporation,  interest at 8%,
  non secured                                                75,000         -

Borrowings  under bank line of credit, interest at two
  over prime,  unsecured, guaranteed by a director           77,040         -

Due to bank, interest at prime, due June 20, 2005,
  with renewable terms, guaranteed by Mr. Horbach
  and Mr. Holtgraves, officers and directors of  the
  Company                                                      -          91,450
                                                         ----------   ----------

               Notes Payable,  All Current               $1,594,658   $  366,400
                                                         ----------   ----------

NOTE F - LEASES

Operating lease expense was approximately $12,000 and $100,000 for fiscal years 2005 and 2004 respectively. On August 31, 2004, upon notice of the present office lease termination, a subsidiary of the Company (RMS) entered into a new three year office lease for space located at 5799 Broadmoor, Suite 750, Mission, KS, 66203. Effective with the Exchange Transaction, the Company entered into a month to month lease for both office space and office equipment at a cost of $1,000 per month with RMS. Future rent obligations under the lease are; $12,000 for the fiscal years ended March 31, 2006 and 2007 respectively; and $5,000 for the fiscal year ended March 31, 2008.


NOTE  G - EMPLOYEE STOCK OPTIONS

     On February 19, 1999, the Company issued 50,000 shares of common stock at $0.50 per share, to a non-employee for service provided in connection with an acquisition. The options were immediately exercisable and will expire ten years from the date of issuance.

     Options to purchase 299,999 shares of the Company's common stock were issued to a former officer of the Company in February 1999. One hundred forty-nine thousand nine hundred ninety-nine (149,999) of the options were exercisable at $0.25 per share on or after November 13, 2000 through the expiration date of November 13, 2010, if the Company's common stock has attained and maintained bid prices of $1, $2, $3, and $4 for twenty consecutive trading days, respectively. The options vested during certain periods.

     In January, 2001, in connection with the resignation of the officer, the terms of the option were changed resulting in an immediate vesting of all options and a fixed exercise price of $.25 ($.75 post reverse split) per share exercisable to February 19, 2011.

     The stock options are accounted for as a variable plan under APB 25 and related Interpretations. No compensation cost has been recognized for the options. Had compensation cost for the options been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, and to reflect the changes in January 2001, the Company's net loss and loss per common share and the pro forma amounts are set forth below for the year ended March 31, 2005 and 2004 respectively.

                                                           2005         2004
                                                       -------------------------
          Income, loss for common stock   As reported  $ 1,451,340   $ (463,258)
                                            Pro forma    1,451,340     (463,258)

          Income, loss per common share   As reported  $      0.64   $    (0.24)
                                            Pro forma         0.64   $    (0.24)



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0.0%; expected volatility of 289.1%; risk-free interest rates of 5.54%; and expected lives of 10 years.

     There have been no options granted since fiscal year 2001. At March 31, 2005, there were options outstanding with respect to 116,677 common shares (post reverse split), with an exercise price range of $0.75 to $1.50 per share, averaging $0.87 per share. All options are currently exercisable.





                                                  2004 Compensatory Stock Options
                        -----------------------------------------------------------------------
                        Options Outstanding                                              Options Exercisable
----------------------------------------------------------------------------    -----------------------------------
                                       Weighted-average
   Range of              Number           remaining         Weighted-average       Number         Weighted-average
exercise prices       outstanding      contractual life     exercise price       exercisable      exercisable price
---------------       -----------      ----------------     --------------       -----------      -----------------
$0.75 to $1.50          116,667           5.1 years             $ 0.86            116,667              $ 0.86



                                                  2005 Compensatory Stock Options
                        -----------------------------------------------------------------------
         Options outstanding                                                             Options Exercisable
----------------------------------------------------------------------------    -----------------------------------
                                       Weighted-average
    Range of             Number           remaining         Weighted-average       Number         Weighted-average
exercise prices       outstanding      contractual life     exercise price       exercisable      exercisable price
---------------       -----------      ----------------     --------------       -----------      -----------------
$0.75 to $1.50          116,667           4.1 years             $ 0.86            116,667              $ 0.86





NOTE H - INCOME TAXES

The difference between actual income tax expense (benefit) and expected income tax expense (benefit) at the statutory federal income tax rate (34%) computed as follows at March 31,

                                                       2005             2004
                                                     ---------        ---------
            Expected income tax
               at statutory rate                     $ 524,056        $(102,383)
            State income taxes, net                     49,742           (9,718)
            Change in valuation allowance             (573,798)         109,812
            Other                                         --              2,289
                                                     ---------        ---------
                 Actual income tax expense           $    --          $    --
                                                     =========        =========


The following is the tax effect of temporary differences that gave rise to the significant portions of deferred tax assets and liabilities at March 31:

                                                      2005             2004
                                                   -----------      -----------
Deferred tax assets
     Net operating loss carryforward               $ 3,014,885      $ 4,341,011

Valuation allowance                                 (3,014,885)      (4,341,011)
                                                   -----------      -----------

        Net deferred tax asset                     $      --        $      --
                                                   ===========      ===========

                                       33

The Company had estimated net operating loss carryforwards ("NOLs") of approximately $10.4 million as of March 31, 2004. Such NOLs will be reduced by the taxable gain on the April 1, 2004, Exchange Transaction. The net operating losses will expire in the years ended March 31, 2009 through March 31, 2025.

Total deferred taxes consist primarily of the benefit of the net operating loss carryforward. Management has established a valuation allowance to reduce the total deferred tax asset to $0. As of March 31, 2005, the Company has no recoverable income taxes previously paid.



NOTE I - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

                                                    March 31,         March 31,
                                                      2005             2004
                                                   -----------      -----------
         Non evaluated, non producing leaseholds   $   529,819      $      --
         Plant and equipment                           480,801             --
         Furniture and fixtures                           --            297,977
                                                   -----------      -----------
                                                     1,010,620          297,977
         Accumulated depreciation                       (1,733)        (261,914)
                                                   -----------      -----------
                                                   $ 1,008,887      $    36,063
                                                   ===========      ===========

         Depreciation provided                     $     1,733      $    36,455
                                                   ===========      ===========



NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial Accounting Standards Board Statement No. 107, Disclosure About Fair Value of Financial Instruments, and Financial Accounting Standards Board Statement No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments, require that the Company disclose estimated fair values for its financial instruments. Fair value estimates have been made as of March 31, 2005 and March 31, 2004 based on the current economic conditions, risk characteristics of the various financial instruments, and other subjective factors.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash:  The carrying amounts approximated fair value.

Finance receivables: The Company recorded finance receivables at cost, which was discounted from the actual principal balance. This cost was reduced as collections were made. The carrying value of finance receivables approximates fair value at March 31, 2004. The finance receivables were included in the Exchange Transaction.

Notes payable: The fair values of the notes payable are estimated based on discounted values of contractual cash flows using rates currently available for similar loan types.

The estimated fair value and carrying value of the Company's financial instruments are as follows at March 31, 2005 and 2004:


                                         2005                      2004
                               -----------------------   -----------------------
                                Carrying      Fair        Carrying      Fair
                                 value        value        value        value
                               ----------   ----------   ----------   ----------
     Financial assets:
       Cash                    $   81,787   $   81,787   $     --     $     --
       Finance receivables           --           --         12,621       12,621
     Financial liabilities:
       Notes payable              366,400      366,400    1,594,658    1,594,658



NOTE K - ACCOUNTS PAYABLE - RELATED PARTY

Accounts payable - related parties at March 31, 2004 consisted of amounts advanced to the Company by AFI Capital ($52,815). No interest or repayment terms existed. In August, 2004, the $52,815 was settled by the issuance of common stock of the Company. At March 31, 2005 accounts payable related parties, consisted of amounts due and officer and director (Mr. Horbach) of the Company for un-reimbursed travel expenses.

Effective October 1, 2003, $508,787 of open advances to the Company by ARGUS were converted to demand notes payable, with interest at prime.


NOTE L- RELATED PARTIES

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

Charles Holtgraves, Philip Holtgraves, Larry Horbach and Christopher Davis are directors of the Registrant. Charles Holtgraves, Philip Holtgraves and Mr. Horbach are officers of the Registrant. Entities in which these individuals either control or have an interest in, have subscribed for 577 of the 595 authorized ADAC Series B Preferred Stock shares being issued in connection with the Elgin Holdings, LLC joint venture.

Mr. Holtgraves owns 14.65% of an entity that owns 55.56% of the ADAC Series A Preferred Stock. Mr. Davis serves as the Trustee of the Davis Investment Management Trust for the Davis Investments VI LP, which LP owns 44.44% of the ADAC Series A Preferred Stock. Mr. Horbach owns no ADAC common stock or Series A Preferred Stock.

Mr. Holtgraves is the President and the 100% owner of Balance In Full, Inc. ("BIF"). BIF places delinquent charged of credit card accounts with AIH Receivable Management Services, Inc., a wholly owned subsidiary of the Registrant as of March 31, 2004, ("AIH") for collection services. The fees paid by BIF for regular collections were 36% and 50% for legal accounts, which fees are comparable for non related party accounts. During the fiscal year ended March 31, 2004, gross collections were approximately $158,500.

In December, 2004, 103,000 shares of the Company's common stock were issued to Mr. Horbach for services rendered in connection with the completion of the restructuring and recapitalization of the Company.

NOTE M- SUBSEQUENT EVENT

On July 26, 2005, ADAC executed an "Amendment To Agreement" (the "Amendment"), which Amendment modified certain provisions of the March 6, 2003, agreement between ADAC and Gateway Energy Corporation as related to the Madisonville Project Pipeline Facilities. The Amendment was necessary to enable Gateway to sell certain of the Pipeline Facilities. The Amendment provides among other things for; (a) a waiver of the notification by ADAC of it's election to pay off the $900,000 Term Note and exercise of the Equity Participation Option; (b) receipt by ADAC of certain consideration pursuant to a May 7, 2004 amendment to the 2003 agreement, and; (c) the transfer to a newly formed LLC, which LLC will be owned by ADAC (33.33%) and by Gateway (66.67%), of the 10" Transportation System along with certain ancillary equipment, and a Transportation Agreement between Gateway and the purchaser of the Pipeline Facilities. The transactions are required to be closed and funded by August 31, 2005.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          ----------------------------------------------------
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          ----------------------------------------------------------

Directors and Executive Officers.
---------------------------------

As of March 31, 2005, the following persons served as directors and executive officers of the Company.

         NAME                 AGE                        POSITION
         --------------------------------------------------------

Charles A. Holtgraves          39                Chairman/ President/Treasurer/
                                                 Director

Philip J. Holtgraves           79                Director and Secretary

Larry J. Horbach               63                Director and Assist
Secretary

Christopher D. Davis           53                Director


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


ITEM 10.  EXECUTIVE COMPENSATION

    No executive officer of the Company received compensation from the Company during the 2003, 2004 and 2005 fiscal years.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                      None
                                      ----

          AGGREGATED OPTION/SAR EXERCISED IN YEAR ENDED MARCH 31, 2005

                                      None
                                      ----



                     OPTION/SAR VALUES AS OF MARCH 31, 2005

      (a)                                 (b)             (c)             (d)                        (e)
                                                                                              Values of Unexercised
                                                                       Number of                  In-the-Money
                                                                       Unexercised               Options/SARs at
                                           Shares                      Options/SARs at            FY-End ($)
                                       Acquired on          Value   FY-End (#) Exercisable/      Exercisable/
         Name                          Exercise (#)      Realized ($)  Unexercisable             Unexercisable
         ------------------------------------------------------------  ---------------------------------------
William B. Morris (1)                      -0-              -0-           0/100,000                   $-0-

(1) Mr. Morris resigned as an officer and director in January 2001, but was allowed, as a part of his severance package to retain his options.

                                       38

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table sets forth certain information regarding the ownership of the Company's common stock as of March 31, 2005: (i) each director; (ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. The percentage of ownership is based on 2,395,879 (post reverse split) shares outstanding on March 31, 2005.
                                  Beneficial Ownership (1)
Beneficial Owner                     Number of Shares           Percent of Total
--------------------------------------------------------------------------------
    Charles A. Holtgraves
    5425 Martindale
    Shawnee, KS 66218                  1,388,712 (2)                  58.0%

    Philip J. Holtgraves
    5425 Martindale
    Shawnee, KS 66218                  1,388,712 (3)                  58.0%

    Argus Investment Group, Inc.
    5425 Martindale
    Shawnee KS, 66218                  1,388,712                      58.0%

    Christopher D. Davis                  78,333                       3.3%

    Larry J. Horbach                     103,000                       4.3%

    All Executive officers
    and directors as a group           1,570,045 (4)                  65.5%
    (4 persons)


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

Although Mr. Holtgraves and Mr. Horbach are or were directors of Gateway, Mr. Davis has no affiliation with Gateway. Mr. Holtgraves owns 14.65% of an entity that owns 55.56% of the ADAC Series A Preferred Stock. Mr. Davis serves as the Trustee of the Davis Investment Management Trust for the Davis Investments VI LP, which LP owns 44.44% of the ADAC Series A Preferred Stock. Mr. Horbach owns no ADAC Series A Preferred Stock.

Mr. Holtgraves is the President and the 100% owner of Balance In Full, Inc. ("BIF"). BIF places delinquent charged of credit card accounts with AIH Receivable Management Services, Inc., a wholly owned subsidiary of the Registrant as of March 31, 2004, ("AIH") for collection services. The fees paid by BIF for regular collections are 36% and 50% for legal accounts, which fees are comparable for non related party accounts. During the fiscal year ended March 31, 2004, gross collections were approximately $158,500.


Reference is made to ITEM 1. Description of Business - History of the Company
                             ------------------------------------------------
and Subsidiaries for additional information with respect to this ITEM 12.
----------------

                                     PART IV

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

*10.9 Exchange Agreement between Advanced Financial, Inc. and ARGUS Investment Group, Inc. filed as an Exhibit to the Registrants Form 10 KSB for the year ended March 31, 2004.

*10.10 Agreement between Advanced Financial, Inc. and AFI Capital Corporation canceling the June 20, 2001, agreement between the parties filed as an Exhibit to the Registrants Form 10 KSB for the year ended March 31, 2004.

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

31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32 Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K


o        Report dated November 19, 2004---Item 5.
o        Report dated August 1, 2005---Item 1.01


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

                                            ADVANCED ENERGY RECOVERY, INC.
                                                     (Registrant)


Dated:  August 19, 2005                     By:  /s/  Charles A. Holtgraves
                                               --------------------------------
                                                      Charles A. Holtgraves
                                                      Chairman, President, and
                                                      Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                     Title                             Date
-----------------------------         ---------                         --------



/s/  Charles A. Holtgraves            Director                          8/19/05
-----------------------------                                           -------
     Charles A. Holtgraves


/s/  Philip J. Holtgraves             Director                          8/19/05
-----------------------------                                           -------
     Philip J. Holtgraves

/s/  Larry J. Horbach                 Director                          8/19/05
-----------------------------                                           -------
     Larry J. Horbach

/s/  Christopher D. Davis             Director                          8/19/05
-----------------------------                                           -------
     Christopher D. Davis