Form 10QSB
period 2005-06-30
ADVANCED ENERGY RECOVERY, INC
filed 2005-09-16
CIK 823314

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 2005


( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the Transition Period from          To
                                           --------   ---------------

                           Commission File No. 0-19485

                         ADVANCED ENERGY RECOVERY, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           DELAWARE                                     84-1069416
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                      5799 Broadmoor, Ste 750, Mission, KS             66203
                     --------------------------------------           --------
                    (Address of principal executive offices)         (Zip Code)

                    Issuer's telephone number (913) 535-1072


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of June 30, 2005, the Issuer had 2,396,503 shares of its common stock outstanding.

        Transitional Small Business Disclosure Format: Yes     No  X
                                                          -----  -----

                                   FORM 10-QSB

                                     Part 1
                                     ------


Item 1.  Financial Statements
         --------------------
                                                                            Page
                                                                            ----

         Unaudited Condensed Consolidated Balance Sheet -June 30, 2005       3

         Unaudited Condensed Consolidated Statement of Operations for
            the three months ended  June 30, 2004 and 2005                   4
         Unaudited  Condensed Consolidated Statement  of Cash Flows for
         the  three months ended June 30, 2004 and 2005                      5

         Notes to Consolidated Financial Statements                          6


                                     Part 1I


Items 1-5.                                                                   21

                  ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                  ASSETS                              June 30,
                                                                        2005
                                                                    -----------
Cash                                                                $    22,887
Accrued interest receivable                                             143,448
Other receivables                                                       116,523
Prepaid expenses and other                                               70,414
                                                                    -----------
        Current Assets                                                  353,272
Property, plant and equipment,net                                     1,040,898
Deferred project costs and prepaid lease                                 70,590
                                                                    -----------
        Total  Assets                                               $ 1,464,760
                                                                    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
   Accounts payable                                                 $   269,386
   Accrued  expenses                                                     84,926
   Accounts payable - related parties                                     8,010
   Notes payable                                                        361,853
   Dividends accrued- preferred stock of subsidiary                     138,919
                                                                    -----------
        Current Liabilities                                             863,094
                                                                    -----------
   Commitments and Contingencies-
        Minority interest                                               565,481
                                                                    -----------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred Stocks of Subsidiary-
        Series A,  $10.00 Par Value:
        900 shares authorized, 900 shares issued and
        outstanding                                                       9,000
        Paid-in capital, Series A  Preferred Stock                      891,000
         Subscriptions receivable, Series A Preferred Stock            (900,000)
                                                                    -----------
                                                                           --
                                                                    -----------
        Series B,  $10.00 Par Value:
        595 shares authorized, 466.625 shares issued and
        outstanding                                                       5,950
        Paid-in capital, Series B  Preferred Stock                      589,050
         Subscriptions receivable, Series A Preferred Stock            (108,451)
                                                                    -----------
                                                                        486,549
                                                                    -----------
   Preferred stock, Series B, $.005 par value; 1,000,000
     shares authorized, none issued and outstanding                        --
                                                                    -----------
   Common stock, $.003 par value; 10,000,000 shares
     authorized,  2,396,503 issued and  outstanding                       7,189
   Paid-in capital                                                    1,330,503
   Accumulated deficit                                               (1,788,056)
                                                                    -----------
                                                                       (450,364)
                                                                    -----------
        Total Stockholders' Equity                                       36,185
                                                                    -----------
                                                                    $ 1,464,760
                                                                    ===========


        The accompanying notes are an integral part of these statements.

                 ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                     Three Months   Three Months
                                                    June 30, 2004  June 30, 2005
                                                     -----------    -----------

REVENUES
     Natural gas sales                               $      --           25,147
     Interest and guaranteed return                       33,750         33,750
     Other                                                   948           --

                                                     -----------    -----------
              Total Revenues                              34,698         58,897
                                                     -----------    -----------

EXPENSES
     Cost of  natural gas purchased                         --           13,710
     Operating expenses                                     --           90,239
     General and administrative costs                     13,015         15,746
     Interest                                              3,740          5,721
     Depreciation                                           --           15,077

                                                     -----------    -----------
              Total Expenses                              16,755        140,493
                                                     -----------    -----------

OPERATING  INCOME (LOSS)                                  17,943        (81,596)

     Gain on Exchange Transaction                      1,569,476           --
                                                     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES  AND
     MINORITY INTEREST                                 1,587,419        (81,596)

     Income taxes                                           --             --

     Minority interest                                      --           45,739

                                                     -----------    -----------
NET INCOME (LOSS)                                      1,587,419        (35,857)

     Subsidiary  preferred stock dividends accrued       (22,511)       (45,190)
                                                     -----------    -----------

EARNINGS (LOSS)  FOR COMMON STOCK                    $ 1,564,908    $   (81,047)
                                                     ===========    ===========

Weighted-average shares outstanding                    1,955,379      2,396,503
                                                     ===========    ===========

Earnings (Loss) Per Common Share                     $      0.80    $     (0.03)
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.



                      ADVANCED ENERGY RECOVERY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Unaudited)



                                                               Three Months   Three Months
                                                              June 30, 2004  June 30, 2005
                                                               -----------    -----------
Cash flows from operating activities
  Net income (loss)                                            $ 1,587,419    $   (35,857)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation                                                      --           15,077
    Gain on Exchange Transaction                                (1,569,476)          --
    Net change in  assets and  liabilities                           1,001        (82,220)

                                                               -----------    -----------
           Net cash provided (used) in operating activities         18,944       (103,000)
                                                               -----------    -----------

Cash flows from investing activities
  Interest receivable-Gateway Energy Corporation                   (33,906)       (33,750)
  Project price upside payments  received                           26,453         48,044
  Acquisitions of property, plant and equipment                       --          (47,088)
  Minority interest contributions                                     --           29,334
  Deferred project costs and other                                    --          (18,132)
                                                               -----------    -----------
         Net cash provided by (used in) investing activities        (7,453)       (21,592)
                                                               -----------    -----------

Cash flows from financing activities
  Payments on notes payable                                         (1,350)        (4,547)
  Issuance of subsidary preferred stock                               --           99,333
  Advances from related parties, net of repayments                    --              285
  Subsidiary preferred stock dividends paid                        (16,569)       (29,379)
                                                               -----------    -----------
           Net cash provided by financing activities               (17,919)        65,692
                                                               -----------    -----------

Net increase (decrease)  in cash                                    (6,428)       (58,900)
Cash, beginning of period                                            6,734         81,787
                                                               -----------    -----------
Cash, end of period                                            $       306    $    22,887
                                                               ===========    ===========


             The accompanying notes are an integral part of these statements.

                                            5

                         Advanced Energy Recovery, Inc.
                                and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

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

                                       7

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


3.   Property, Plant  and Equipment

At June 30, 2005, property, plant and equipment, all of which is held in Elgin, consisted of approximately $520,000 related to a pipeline and natural gas treating facilities located in Hardin County, Texas, and $538,000 of acreage and related costs for oil and gas properties located in Madison County, Texas. The properties are stated at cost in the case of assets acquired within Elgin and at fair market value in the case of assets contributed to Elgin by the members.

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


5.   Income (Loss) Per Common Share

Income (Loss) per common share is based on the weighted average number of common shares outstanding during the periods presented

6.   Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Stock-Based Compensation

7.   Accounting Pronouncements and Recent Regulatory Developments

In January 2003, the SEC adopted rules implementing Sections 406 and 407 of the Act. Section 406 of the Act requires public companies to annually disclose whether the company has adopted a code of ethics for its principal executive and financial officers, and if it has not, to explain why it has not. Additionally, the rules will require disclosure on a Form 8-K filing any amendments to or waivers from the code of ethics relating to those officers. Section 407 of the Act required public companies to disclose annually whether it has at least one "audit committee financial expert", as defined in the rules, on the Company's audit committee, and if so, the name of the audit committee financial expert and whether the expert is independent of management. A company that does not have an audit committee financial expert will be required to disclose this fact and explain why it has no such expert. Both rules are effective for small business issuers' annual reports for fiscal years ending on or after December 15, 2003. As of June 30, 2005, because of its recent restructuring and small size of the Board, the Company did not have on its Board of Directors a member who could meet the qualifications as defined in the rules for serving on an audit committee, or a member who could meet the qualifications of an audit committee financial expert.


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


NOTE C -AGREEMENTS

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

1.   The Gateway Energy/Madisonville Project Agreement

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

During the quarter ended June 30, 2005, the Company's wholly owned subsidiary
(ADAC) accrued $33,750, the minimum guaranteed return and received $44,044 in price upside payments. These payments were offset to the accrued minimum guaranteed return. During the quarter ADAC also accrued Series A Preferred Stock dividends payable of $22,500, representing 66-2/3% of such minimum guaranteed return and paid cash dividends of $29,379. The dividends are not payable until such time as ADAC receives project cash distributions from Gateway. The plant was deemed to be in service on October 1, 2003, which is the date that the price up side provisions of the agreement became effective.

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

Reference is made to the Subsequent Event footnote herein for additional information concerning this agreement


GulfWest Energy Inc. Joint Venture

On July 21, 2004, the Company entered into a Letter of Intent, subject to the execution of definitive agreements, with GulfWest Energy Inc. ("GWEI") located in Houston, Texas, under which the Company and GWEI, through one or more Joint Venture LLCs, would develop certain oil and gas assets owned by GWEI in Grimes and Madison County, Texas. Certain of the Madison County reserves, if developed and produced, are expected to require treatment similar to that as earlier described in the Madisonville Project. On October 14, 2004, the Company, through ADAC, became a member of a Texas LLC (Elgin Holdings, LLC) (the "LLC") ("Elgin") with GWEI for the purpose of initially developing certain portions of the GWEI oil and gas asset bases in Madison County and Hardin County, Texas. Participation in the development of the Grimes County asset base by ADAC was deferred and will not be a part of this LLC. GWEI contributed certain assets valued at approximately $540,000, and the Company committed to provide up to $595,000 in initial capital funding to the LLC as provided for in the LLC's Regulations. Through March 31, 2005 the Company had funded $485,000, leaving a balance of $110,000 remaining to be funded in the current fiscal year. The capital funding is being raised by ADAC through a private placement of a new series (Series B) of participating preferred stock. The various agreement transaction requirements were completed on November 15, 2004. The transaction agreements included among other items, an operating and management agreement with a wholly-owned subsidiary of GWEI and a gas purchase agreement with a wholly-owned subsidiary of GWEI. The Company owns 52.5% of the LLC, and holds two of the three manager positions, such positions filled by Charles A. Holtgraves and Larry J. Horbach, directors and officers of the Registrant.

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

NOTE D - NOTES PAYABLE

The following summarizes the  Company's notes payable at    June 30,   2005:

Due ARGUS, interest at prime, due on demand,
  secured  by substantially all of the assets of AER                $199,950

Due to two officers and directors of the Company,
  under an assignment by AFI Capital Corporation,
  interest at 8%, unsecured, due on demand                            75,000

Due to bank, interest at prime, due December 20, 2005,
  with renewable terms, guaranteed by Mr. Horbach
  and Mr. Holtgraves, officers and directors of  the
  Company                                                             86,903
                                                                      ------

               Notes Payable,  All Current                          $361,853
                                                                    --------

NOTE E - ACCOUNTS PAYABLE - RELATED PARTY

At June 30, 2005 accounts payable related parties, consisted of amounts due and officer and director (Mr. Horbach) of the Company for un-reimbursed travel expenses.


NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

                                                      June 30,         June 30,
                                                       2005             2004
                                                    -----------      -----------
      Non evaluated, non producing leaseholds       $   537,563      $      --
      Plant and equipment                               520,145             --
                                                    -----------      -----------
                                                    $ 1,057,708      $      --
      Accumulated depreciation                          (16,810)            --
                                                    -----------      -----------
                                                    $ 1,040,898      $      --
                                                    ===========      ===========

      Depreciation provided                         $    15,077      $      --
                                                    ===========      ===========



Office Lease

On August 31, 2004, the Company entered into a month to month lease for office space and equipment located at 5799 Broadmoor, Suite 750, Mission, KS, 66203, at a cost of $1,000 per month with a former subsidiary of the Company.



NOTE  H- RELATED PARTIES

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


NOTE I- SUBSEQUENT EVENT

On July 26, 2005, ADAC executed an "Amendment To Agreement" (the "Amendment"), which Amendment modified certain provisions of the March 6, 2003, agreement between ADAC and Gateway Energy Corporation as related to the Madisonville Project Pipeline Facilities. The Amendment was necessary to enable Gateway to sell certain of the Pipeline Facilities. The Amendment provides among other things for; (a) a waiver of the notification by ADAC of it's election to pay off the $900,000 Term Note and exercise of the Equity Participation Option; (b) receipt by ADAC of certain consideration pursuant to a May 7, 2004 amendment to the 2003 agreement, and; (c) the transfer to a newly formed LLC, which LLC will be owned by ADAC (33.33%) and by Gateway (66.67%), of the 10" Transportation System along with certain ancillary equipment, and a Transportation Agreement between Gateway and the purchaser of the Pipeline Facilities. The transactions were closed and funded on August 30, 2005.

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



RESULTS OF OPERATIONS
---------------------
Three Month's Ended June 30, 2004
---------------------------------

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

GulfWest Energy Inc. Joint Venture

On July 21, 2004, the Company entered into a Letter of Intent, subject to the execution of definitive agreements, with GulfWest Energy Inc. ("GWEI") located in Houston, Texas, under which the Company and GWEI, through one or more Joint Venture LLCs, would develop certain oil and gas assets owned by GWEI in Grimes and Madison County, Texas. Certain of the Madison County reserves, if developed and produced, are expected to require treatment similar to that described in the Madisonville Project as discussed earlier under the April 30, 2003 Gateway Energy Corporation Agreement. On October 14, 2004, the Company, through its wholly owned subsidiary, Allen Drilling Acquisition Company ("ADAC"), became a member of a Texas LLC (Elgin Holdings, L.L.C.) (the "LLC") ("Elgin") with GWEI for the purpose of initially developing certain portions of the GWEI oil and gas asset bases in Madison County and Hardin County, Texas. Participation in the development of the Grimes County asset base by ADAC was deferred and will not be a part of this LLC. GWEI contributed certain assets valued at approximately $540,000, and the Company committed to provide up to $595,000 in initial capital funding to the LLC. The Company owns 52.5% of the LLC, and hold two of the three manager positions, such positions filled by Charles A. Holtgraves and Larry J. Horbach, directors and officers of the Registrant. The various agreement transaction requirements were completed on November 15, 2004, including the required cash initial capital funding requirements. The transaction agreements included among other items, an operating and management agreement with a wholly-owned subsidiary of GWEI and a gas purchase agreement with a wholly-owned subsidiary of GWEI.

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

RESULTS OF OPERATIONS
---------------------
Three Month's Ended June 30, 2005
---------------------------------

Liquidity and Capital Resources
-------------------------------

At June 30, 2005, the Company had an excess of current liabilities over current assets of $509,822. Included, however, in the current liabilities are approximately $343,000 of obligations due to related parties, (officers and directors of the Company or entities controlled by such officers and directors), and approximately $139,000 of subsidiary accrued preferred stock dividends, substantially all of which actual dividend payments are subject to and based on cash distributions from projects.

The Company has not yet called the final Series B Preferred Stock subscription of $108,450, which subscription is not shown in current assets. The Company intends to call this subscription at the beginning of the third quarter.

The Company believes that with the above matters and the subsequent event described below, that it will be able to meet its obligations.

SUBSEQUENT EVENT
In July 26, 2005, ADAC executed an "Amendment To Agreement" (the "Amendment"), which Amendment modified certain provisions of the March 6, 2003, agreement between ADAC and Gateway Energy Corporation as related to the Madisonville Project Pipeline Facilities. The Amendment was necessary to enable Gateway to sell certain of the Pipeline Facilities. The Amendment provides among other things for; (a) a waiver of the notification by ADAC of it's election to pay off the $900,000 Term Note and exercise of the Equity Participation Option; (b) receipt by ADAC of certain consideration pursuant to a May 7, 2004 amendment to the 2003 agreement, and; (c) the transfer to a newly formed LLC, which LLC will be owned by ADAC (33.33%) and by Gateway (66.67%), of the 10" Transportation System along with certain ancillary equipment, and a Transportation Agreement between Gateway and the purchaser of the Pipeline Facilities. The transactions were closed and funded on August 30, 2005.
On August 30, 2005,


Operations
----------

The revenues for the quarter ended June 30, 2005 consisted of the interest and guaranteed return from the Madisonville Project and a limited amount of revenue from sales of gas from the Saratoga Project. During the quarter ended June 30, 2005, the Company's wholly owned subsidiary (ADAC) accrued $33,750, the minimum guaranteed return and received $44,044 in price upside payments. These payments were offset to the accrued minimum guaranteed return. During the quarter ADAC accrued Series A Preferred Stock dividends payable of $22,500, representing 66-2/3% of such minimum guaranteed return and paid cash dividends of $29,379. ADAC also began accruing dividends at the stated 10% rate on the Series B Preferred Stock. The dividends are not payable until such time as ADAC receives project cash distributions from Gateway and Elgin.

The operations for the quarter resulted in a loss of $81,596 substantially all of which was the result of the start up of the Hardin County operations (Saratoga Project), which start up was initiated in late March of 2005.

Operating expenses including depreciation, direct general and administrative expenses, and the cost of gas purchased for processing totaled approximately $121,440, while the revenues were approximately $25,150 (only sales of natural gas, with no liquids sales) resulting in an operating loss within Elgin of $96,292. The minority interest in Elgin reduced this loss to the Company's common shareholders by $45,739. During August, 2005, substantial changes were made in the basic processing system, including the return of several leased equipment items to the suppliers in an effort to lower the operating costs.

The operating loss includes general and administrative costs of $15,746 and interest of $5,721. Such general and administrative costs are not indicative of future operations as the sole three employees/officers of the Company (Charles Holtgraves, Philip Holtgraves and Larry Horbach) have waived current compensation in order to preserve cash flow for Company investment in on going projects. For such waiver of current compensation, these individuals have been given the right to invest on a pari-passu basis in these initial high risk capital projects along side the Company and other outside accredited investors. To date, entities in which these individuals either control or have an interest in, have provided a majority of all of the capital invested in the initial energy projects described above. The interest expense results from bank borrowings related to the License Agreement described earlier, and certain carryover debt from the Exchange Transaction.










                                     Part II

    Item 1.    Legal Proceedings
               None

    Item 2.    Changes in Securities
               None

    Item 3.    Defaults Upon Senior Securities
               None

    Item 4.    Submission of Matters to a Vote of Security Holders
               None

    Item 5.    Exhibits and Reports on Form 8-K

               On August 1, 2005, the Registrant filed a Form 8-K reporting under Item 1.01--ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

               Exhibit 31.1 - Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.1 - Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ADVANCED ENERGY RECOVERY, INC.
                                            (Registrant)


Dated:   09/14/2005                         By:  /s/  Charles A. Holtgraves
                                               --------------------------------
                                                      Charles A. Holtgraves
                                                      Chairman, President, and
                                                      Treasurer